Form 10-Q
period 1996-03-31
SOUTHWEST OIL & GAS INCOME FUND X-B LP
filed 1996-05-14
CIK 859906

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                    OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 0-19585


                SOUTHWEST OIL & GAS 1990-91 INCOME PROGRAM
                 Southwest Oil & Gas Income Fund X-B, L.P.
                  (Exact name of registrant as specified
                   in its limited partnership agreement)

Delaware                                           75-2332176
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)


                       407 N. Big Spring, Suite 300
                           Midland, Texas 79701
                 (Address of principal executive offices)

                              (915) 686-9927
                      (Registrant's telephone number,
                           including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                            Yes   X   No

         The total number of pages contained in this report is 12.

PAGE

                      PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1995 which are found in the Registrant's Form 10-K Report for 1995 filed with the Securities and Exchange Commission. The December 31, 1995 balance sheet included herein has been taken from the Registrant's 1995 Form 10-K Report. Operating results for the three month period ended
March 31, 1996 are not necessarily indicative of the results that may be expected for the full year.

PAGE

                 Southwest Oil & Gas Income Fund X-B, L.P.

                              Balance Sheets


                                                 March 31,     December 31,
                                                   1996            1995
                                                 ---------     ------------
                                                (unaudited)

    Assets

Current assets:
  Cash and cash equivalents                   $    113,408         45,580
  Receivable from Managing General
   Partner                                         136,026        147,946
  Other receivable                                      26          -
                                                 ---------      ---------
    Total current assets                           249,460        193,526
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  4,565,466      4,672,435
  Less accumulated depreciation,
   depletion and amortization                    2,996,604      2,952,604
                                                 ---------      ---------
    Net oil and gas properties                   1,568,862      1,791,831
                                                 ---------      ---------
Organization costs, net of
 amortization                                        -              1,494
                                                 ---------      ---------
                                              $  1,818,322      1,914,851
                                                 =========      =========
    Liabilities and Partners' Equity

Current liabilities:
  Accounts payable                            $      6,600          -
  Distributions payable                                128            340
                                                 ---------      ---------
    Total current liabilities                        6,728            340
                                                 ---------      ---------
Partners' equity:
  General partners                                  14,680         19,892
  Limited partners                               1,796,914      1,894,619
                                                 ---------      ---------
    Total partners' equity                       1,811,594      1,914,511
                                                 ---------      ---------
                                              $  1,818,322      1,914,851
                                                 =========      =========






PAGE

                 Southwest Oil & Gas Income Fund X-B, L.P.

                         Statements of Operations
                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1996       1995
                                                         ----       ----

    Revenues

Oil and gas revenue                                 $   346,587    399,154
Interest income from operations                             648        571
                                                        -------    -------
                                                        347,235    399,725
                                                        -------    -------
    Expenses

Production                                              186,539    201,228
General and administrative                               27,812     29,603
Depreciation, depletion and
 amortization                                            45,494     63,250
                                                        -------    -------
                                                        259,845    294,081
                                                        -------    -------
Net income                                          $    87,390    105,644
                                                        =======    =======
Net income allocated to:

  Managing General Partner                          $    11,960     15,200
                                                        =======    =======
  General partner                                   $     1,329      1,689
                                                        =======    =======
  Limited partners                                  $    74,101     88,755
                                                        =======    =======
   Per limited partner unit                         $      6.81       8.15
                                                        =======    =======














PAGE

                 Southwest Oil & Gas Income Fund X-B, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1996       1995
                                                         ----       ----

Cash flows from operating activities:

  Cash from oil and gas sales                       $   352,128    380,409
  Cash paid to suppliers                               (201,484)  (221,920)
  Interest received                                         648        571
                                                        -------    -------
    Net cash provided by operating
     activities                                         151,292    159,060
                                                        -------    -------
Cash flows from investing activities:

  Additions to oil and gas properties                      (306)      -
  Sale of oil and gas properties                        107,361      2,254
                                                        -------    -------
    Net cash provided by investing
     activities                                         107,055      2,254
                                                        -------    -------
Cash flows used in financing activities:

  Distributions to partners                            (190,519)  (153,748)
                                                        -------    -------
    Net increase in cash                                 67,828      7,566

Cash and cash equivalents:
  Beginning of period                                    45,580     22,463
                                                        -------    -------
  End of period                                     $   113,408     30,029
                                                        =======    =======

                                                                (continued)












PAGE

                 Southwest Oil & Gas Income Fund X-B, L.P.

                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1996       1995
                                                         ----       ----

Reconciliation of net income to
 net cash provided by operating
 activities:

Net income                                          $    87,390    105,644

Adjustments to reconcile net income
 to net cash provided by operating
 activities:

  Depreciation, depletion and
   amortization                                          45,494     63,250
  (Increase) decrease in receivables                      5,541    (18,745)
  Increase in payables                                   12,867      8,911
                                                        -------    -------
    Net cash provided by operating
     activities                                     $   151,292    159,060
                                                        =======    =======

Supplemental schedule of noncash investing and financing activities:

  Sale of oil and gas properties include
   in receivables                                   $        26      -
                                                        =======    =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Southwest Oil & Gas Income Fund X-B, L.P. was organized as a Delaware limited partnership on November 27, 1990. The offering of such limited partnership interests began on December 1, 1990 as part of a shelf offering registered under the name Southwest Oil & Gas 1990-91 Income Program. Minimum capital requirements for the Partnership were met on March 1, 1991, with the offering of limited partnership interests concluding on September 30, 1991, with total limited partner contributions of $5,444,500.

The Partnership was formed to acquire interests in producing oil and gas properties, to produce and market crude oil and natural gas produced from such properties, and to distribute the net proceeds from operations to the limited and general partners. Net revenues from producing oil and gas properties will not be reinvested in other revenue producing assets except to the extent that production facilities and wells are improved or reworked or where methods are employed to improve or enable more efficient recovery of oil and gas reserves.

Increases or decreases in Partnership revenues and, therefore, distributions to partners will depend primarily on changes in the prices received for production, changes in volumes of production sold, lease operating expenses, enhanced recovery projects, offset drilling activities pursuant to farm-out arrangements, sales of properties, and the depletion of wells. Since wells deplete over time, production can generally be expected to decline from year to year.

Well operating costs and general and administrative costs usually decrease with production declines; however, these costs may not decrease proportionately. Net income available for distribution to the partners is therefore expected to fluctuate in later years based on these factors.

PAGE

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 1996 and 1995

The following table provides certain information regarding performance factors for the quarters ended March 31, 1996 and 1995:

                                               Three Months
                                                  Ended         Percentage
                                                 March 31,       Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------
Average price per barrel of oil           $   17.78     16.40       8%
Average price per mcf of gas              $    1.98      1.62      22%
Oil production in barrels                    15,900    20,200     (21%)
Gas production in mcf                        32,200    42,300     (24%)
Gross oil and gas revenue                 $ 346,587   399,154     (13%)
Net oil and gas revenue                   $ 160,048   197,926     (19%)
Partnership distributions                 $ 190,307   154,000      24%
Limited partner distributions             $ 171,807   138,600      24%
Per unit distribution to limited
 partners                                 $   15.78     12.73      24%
Number of limited partner units              10,889    10,889

Revenues

The Partnership's oil and gas revenues decreased to $346,587 from $399,154 for the quarters ended March 31, 1996 and 1995, respectively, a decrease of 13%. The principal factors affecting the comparison of the quarters ended March 31, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995 by 8%, or $1.38 per barrel, resulting in an increase of approximately $27,900 in revenues. Oil sales represented 82% of total oil and gas sales during the quarter ended March 31, 1996 as compared to 83% during the quarter ended March 31, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 22%, or $.36 per mcf, resulting in an increase of approximately $15,200 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $43,100. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 4,300 barrels or 21% during the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995, resulting in a decrease of approximately $76,500 in revenues.

    Gas production decreased approximately 10,100 mcf or 24% during the same period, resulting in a decrease of approximately $20,000 in revenues.

    The total decrease in revenues due to the change in production is approximately $96,500. The decrease is a result of mechanical and equipment failures and property sales.

Costs and Expenses

Total costs and expenses decreased to $259,845 from $294,081 for the quarters ended March 31, 1996 and 1995, respectively, a decrease of 12%. The decrease is the result of lower lease operating costs, general and administrative expense and depletion expense.

1. Lease operating costs and production taxes were 7% lower, or approximately $14,700 less during the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 6% or approximately $1,800 during the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995.

3. Depletion expense decreased to $44,000 for the quarter ended March 31, 1996 from $61,000 for the same period in 1995. This represents a decrease of 28%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Consequently, depletion will generally fluctuate in direct relation to oil and gas revenues. As noted above, oil and gas revenues declined due to a decrease in production for the quarter ended March 31, 1996 as compared to the same period for 1995. Depletion reflected a comparable decline.

PAGE

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $151,300 in the three months ended March 31, 1996 as compared to approximately $159,100 in the three months ended March 31, 1995. The primary source of the 1996 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $107,100 in the three months ended March 31, 1996 as compared to approximately $2,300 in the three months ended March 31, 1995. The principle source of the 1996 cash flow from investing activities was the sale of oil and gas properties, offset by the additions to oil and gas properties.

Cash flows used in financing activities were approximately $190,500 in the three months ended March 31, 1996 as compared to approximately $153,700 in the three months ended March 31, 1995. The only use in financing activities was the distributions to partners.

Total distributions during the three months ended March 31, 1996 were $190,307 of which $171,807 was distributed to the limited partners and $18,500 to the general partners. The per unit distribution to limited partners during the three months ended March 31, 1996 was $15.78. Total distributions during the three months ended March 31, 1995 were $154,000 of which $138,600 was distributed to the limited partners and $15,400 to the general partners. The per unit distribution to limited partners during the three months ended March 31, 1995 was $12.73.

The sources for the 1996 distributions of $190,307 were oil and gas operations of approximately $151,300 and the sale of oil and gas properties of approximately $107,400, offset by additions to oil and gas properties of approximately $300, resulting in excess cash for contingencies or subsequent distributions. The sources for the 1995 distributions of $154,000 were oil and gas operations of approximately $159,100 and the sale of oil and gas properties of approximately $2,300, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $3,317,238 have been made to the partners. As of March 31, 1996, $3,003,313 or $275.81 per limited partner unit has been distributed to the limited partners, representing a 55% return of the capital contributed.

As of March 31, 1996, the Partnership had approximately $242,700 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

PAGE

                       PART II. - OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matter to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  None
          (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

PAGE

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SOUTHWEST OIL & GAS
                              INCOME FUND X-B, L.P.
                              a Delaware limited partnership


                              By:  Southwest Royalties, Inc.
                                   Managing General Partner


                              By:  /s/ Bill E. Coggin
                                   ------------------------------
                                   Bill E. Coggin, Vice President
                                   and Chief Financial Officer


Date:  May 11, 1996