Form 10-Q
period 1996-06-30
SOUTHWEST OIL & GAS INCOME FUND X-B LP
filed 1996-08-13
CIK 859906

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

                            Yes   X   No

         The total number of pages contained in this report is 14.

                      PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1995 which are found in the Registrant's Form 10-K Report for 1995 filed with the Securities and Exchange Commission. The December 31, 1995 balance sheet included herein has been taken from the Registrant's 1995 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the full year.

                 Southwest Oil & Gas Income Fund X-B, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1996            1995
                                                ---------      ------------
                                               (unaudited)

     Assets

Current assets:
  Cash and cash equivalents                  $     33,454          45,580
  Receivable from Managing
   General Partner                                141,925         147,946
                                                ---------       ---------
    Total current assets                          175,379         193,526
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 4,552,874       4,672,435
  Less accumulated depreciation,
    depletion and amortization                  3,045,604       2,952,604
                                                ---------       ---------
    Net oil and gas properties                  1,507,270       1,719,831
                                                ---------       ---------
Organization costs, net                              -              1,494
                                                ---------       ---------
                                             $  1,682,649       1,914,851
                                                =========       =========

     Liabilities and Partners' Equity

Current liability - Distributions payable    $        344             340
                                                ---------       ---------

Partners' equity:
  General partners                                  6,652          19,892
  Limited partners                              1,675,653       1,894,619
                                                ---------       ---------
      Total partners' equity                    1,682,305       1,914,511
                                                ---------       ---------
                                             $  1,682,649       1,914,851
                                                =========       =========

                 Southwest Oil & Gas Income Fund X-B, L.P.

                         Statements of Operations
                                (unaudited)


                                 Three Months Ended     Six Months Ended
                                       June 30,             June 30,
                                   1996       1995      1996       1995

     Revenues

Oil and gas                   $   390,300    372,803    736,887    771,957
Interest                            1,078        693      1,726      1,264
                                  -------    -------    -------    -------
                                  391,378    373,496    738,613    773,221
                                  -------    -------    -------    -------

     Expenses

Production                        243,707    222,357    430,246    423,585
General and administrative         17,960     18,508     45,772     48,110
Depreciation, depletion and
  amortization                     49,000     60,250     94,494    123,500
                                  -------    -------    -------    -------
                                  310,667    301,115    570,512    595,195
                                  -------    -------    -------    -------
Net income                    $    80,711     72,381    168,101    178,026
                                  =======    =======    =======    =======
Net income allocated to:

  Managing General Partner    $    11,674     11,937     23,634     27,137
                                  =======    =======    =======    =======
  General Partner             $     1,297      1,326      2,626      3,016
                                  =======    =======    =======    =======
  Limited Partners            $    67,740     59,118    141,841    147,873
                                  =======    =======    =======    =======
    Per limited partner
     unit                     $      6.22       5.43      13.03      13.58
                                  =======    =======    =======    =======

                 Southwest Oil & Gas Income Fund X-B, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                         1996       1995

Cash flows from operating activities:

  Cash from oil and gas sales                       $   691,490    754,956
  Cash paid to suppliers                               (424,712)  (454,269)
  Interest received                                       1,726      1,264
                                                        -------    -------
    Net cash provided by operating
      activities                                        268,504    301,951
                                                        -------    -------
Cash flows from investing activities:

  Additions to oil and gas properties                    (4,384)    (6,720)
  Sale of oil and gas properties                        124,057       -
  Sale of equipment                                         -        6,372
                                                        -------    -------
    Net cash provided by (used in)
     investing activities                               119,673       (348)
                                                        -------    -------
Cash flows used in financing activities:

  Distributions to partners                            (400,303)  (292,956)
                                                        -------    -------
Net increase (decrease) in cash and
 cash equivalents                                       (12,126)     8,647

  Beginning of period                                    45,580     22,463
                                                        -------    -------
  End of period                                     $    33,454     31,110
                                                        =======    =======

                                                                (continued)

                 Southwest Oil & Gas Income Fund X-B, L.P.

                                (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                         1996       1995

Reconciliation of net income to
  net cash provided by operating
  activities:

Net income                                          $   168,101    178,026

Adjustments to reconcile net income
  to net cash provided by operating
  activities:

    Depreciation, depletion and
     amortization                                        94,494    123,500
    Increase in receivables                             (45,397)   (17,001)
    Increase in payables                                 51,306     17,426
                                                        -------    -------
Net cash provided by operating
  activities                                        $   268,504    301,951
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

Increases or decreases in Partnership revenues and, therefore, distributions to partners will depend primarily on changes in the prices received for production, changes in volumes of production sold, lease operating expenses, enhanced recovery projects, offset drilling activities pursuant to farmout arrangements, sales of properties, and the depletion of wells. Since wells deplete over time, production can generally be expected to decline from year to year.

Well operating costs and general and administrative costs usually decrease with production declines; however, these costs may not decrease proportionately. Net income available for distribution to the partners is therefore expected to fluctuate in later years based on these factors.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1996 and 1995

The following table provides certain information regarding performance factors for the quarters ended June 30, 1996 and 1995:

                                               Three Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   20.20     17.25        17%
Average price per mcf of gas             $    2.24      1.35        66%
Oil production in barrels                   15,800    18,700       (16%)
Gas production in mcf                       31,800    37,100       (14%)
Gross oil and gas revenue                $ 390,300   372,803         5%
Net oil and gas revenue                  $ 146,593   150,446        (3%)
Partnership distributions                $ 210,000   139,000        51%
Limited partner distributions            $ 189,000   125,100        51%
Per unit distribution to limited
 partners                                $   17.36     11.49        51%
Number of limited partner units             10,889    10,889

Revenues

The Partnership's oil and gas revenues increased to $390,300 from $372,803 for the quarters ended June 30, 1996 and 1995, respectively, an increase of 5%. The principal factors affecting the comparison of the quarters ended June 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995 by 17%, or $2.95 per barrel, resulting in an increase of approximately $55,200 in revenues. Oil sales represented 82% of total oil and gas sales during the quarter ended June 30, 1996 as compared to 87% during the quarter ended June 30, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 66%, or $.89 per mcf, resulting in an increase of approximately $33,000 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $88,200. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 2,900 barrels or 16% during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995, resulting in a decrease of approximately $58,600 in revenues.

    Gas production decreased approximately 5,300 mcf or 14% during the same period, resulting in a decrease of approximately $11,900 in revenues.

    The total decrease in revenues due to the change in production is approximately $70,500. The decrease is primarily a result of property sales.

Costs and Expenses

Total costs and expenses increased to $310,667 from $301,115 for the quarters ended June 30, 1996 and 1995, respectively, an increase of 3%. The increase is the result of higher lease operating costs, offset by lower general and administrative expense and depletion expense.

1. Lease operating costs and production taxes were 10% higher, or approximately $21,400 more during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995. The increase is primarily a result of converting a well to an injection well to provide support to the three producing wells on the lease.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 3% or approximately $500 during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995.

3. Depletion expense decreased to $49,000 for the quarter ended June 30, 1996 from $58,000 for the same period in 1995. This represents a decrease of 16%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

    Two factors that attributed to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 1996 as compared to 1995 and the increase in property sales.

B. General Comparison of the Six Month Periods Ended June 30, 1996 and 1995

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1996 and 1995:


                                                Six Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   18.99     16.81        13%
Average price per mcf of gas             $    2.11      1.49        42%
Oil production in barrels                   31,700    38,900       (19%)
Gas production in mcf                       64,000    79,400       (19%)
Gross oil and gas revenue                $ 736,887   771,957        (5%)
Net oil and gas revenue                  $ 306,641   348,372       (12%)
Partnership distributions                $ 400,307   293,000        37%
Limited partner distributions            $ 360,807   263,700        37%
Per unit distribution to limited
 partners                                $   33.13     24.22        37%
Number of limited partner units             10,889    10,889

Revenues

The Partnership's oil and gas revenues decreased to $736,887 from $771,957 for the six months ended June 30, 1996 and 1995, respectively, a decrease of 5%. The principal factors affecting the comparison of the six months ended June 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 by 13%, or $2.18 per barrel, resulting in an increase of approximately $84,800 in revenues. Oil sales represented 82% of total oil and gas sales during the six months ended June 30, 1996 as compared to 85% during the six months ended June 30, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 42%, or $.62 per mcf, resulting in an increase of approximately $49,200 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $134,000. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 7,200 barrels or 19% during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995, resulting in a decrease of approximately $136,700 in revenues.

    Gas production decreased approximately 15,400 mcf or 19% during the same period, resulting in a decrease of approximately $32,500 in revenues.

    The total decrease in revenues due to the change in production is approximately $169,200. The decrease is primarily a result of property sales.

Costs and Expenses

Total costs and expenses decreased to $570,512 from $595,195 for the six months ended June 30, 1996 and 1995, respectively, a decrease of 4%. The decrease is the result of lower general and administrative expense and depletion expense, offset by higher lease operating costs.

1. Lease operating costs and production taxes were 2% higher, or approximately $6,700 more during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 5% or approximately $2,300 during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

3. Depletion expense decreased to $93,000 for the six months ended June 30, 1996 from $119,000 for the same period in 1995. This represents a decrease of 22%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

    Three factors that attributed to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 1996 as compared to 1995, the increase in property sales and the decrease in oil and gas revenues.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $268,500 in the six months ended June 30, 1996 as compared to approximately $302,000 in the six months ended June 30, 1995. The primary source of the 1996 cash flow from operating activities was profitable operations.

Cash flows provided by or (used in) investing activities were approximately $119,700 in the six months ended June 30, 1996 as compared to approximately $(350) in the six months ended June 30, 1995. The principle source of the 1996 cash flow from investing activities was the sale of oil and gas properties and equipment, offset by the additions to oil and gas properties.

Cash flows used in financing activities were approximately $400,300 in the six months ended June 30, 1996 as compared to approximately $293,000 in the six months ended June 30, 1995. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1996 were $400,307 of which $360,807 was distributed to the limited partners and $39,500 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1996 was $33.13. Total distributions during the six months ended June 30, 1995 were $293,000 of which $263,700 was distributed to the limited partners and $29,300 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1995 was $24.22.

The sources for the 1996 distributions of $400,307 were oil and gas operations of approximately $268,500 and the sale of oil and gas properties of approximately $124,100, offset by the addition to oil and gas properties of approximately $4,400, with the balance from available cash on hand at the beginning of the period. The sources for the 1995 distributions of $293,000 were oil and gas operations of approximately $302,000 and the sale of oil and gas properties of approximately $6,400, offset by the additions to oil and gas properties of approximately $6,700, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $3,527,238 have been made to the partners. As of June 30, 1996, $3,192,313 or $293.17 per limited partner unit has been distributed to the limited partners, representing a 59% return of the capital contributed.

As of June 30, 1996, the Partnership had approximately $175,000 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

                                 SOUTHWEST OIL & GAS
                                 INCOME FUND X-B, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner


                                 By:   /s/ Bill E. Coggin
                                       Bill E. Coggin, Vice President
                                       and Chief Financial Officer
Date: August 12, 1996