Form 10-Q
period 1996-09-30
SOUTHWEST OIL & GAS INCOME FUND X-B LP
filed 1996-11-13
CIK 859906

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

                      PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1995 which are found in the Registrant's Form 10-K Report for 1995 filed with the Securities and Exchange Commission. The December 31, 1995 balance sheet included herein has been taken from the Registrant's 1995 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the full year.

                 Southwest Oil & Gas Income Fund X-B, L.P.

                              Balance Sheets


                                               September 30,   December 31,
                                                   1996            1995
                                               -------------   ------------
                                                (unaudited)

     Assets

Current assets:
  Cash and cash equivalents                  $     30,298          45,580
  Receivable from Managing
   General Partner                                154,326         147,946
                                                ---------       ---------
    Total current assets                          184,624         193,526
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 4,562,923       4,672,435
  Less accumulated depreciation,
   depletion and amortization                   3,095,604       2,952,604
                                                ---------       ---------
    Net oil and gas properties                  1,467,319       1,719,831
                                                ---------       ---------
Organization costs, net                              -              1,494
                                                ---------       ---------
                                             $  1,651,943       1,914,851
                                                =========       =========

     Liabilities and Partners' Equity

Current liability - Distributions payable    $         83             340
                                                ---------       ---------

Partners' equity:
  General partners                                  8,608          19,892
  Limited partners                              1,643,252       1,894,619
                                                ---------       ---------
    Total partners' equity                      1,651,860       1,914,511
                                                ---------       ---------
                                             $  1,651,943       1,914,851
                                                =========       =========

                 Southwest Oil & Gas Income Fund X-B, L.P.

                         Statements of Operations
                                (unaudited)


                                 Three Months Ended     Nine Months Ended
                                    September 30,         September 30,
                                   1996       1995      1996       1995

     Revenues

Oil and gas                   $   386,978    354,374  1,123,865  1,126,330
Interest                              532        574      2,258      1,837
                                  -------    -------  ---------  ---------
                                  387,510    354,948  1,126,123  1,128,167
                                  -------    -------  ---------  ---------

     Expenses

Production                        207,714    208,225    637,960    631,810
General and administrative         18,243     18,314     64,013     66,423
Depreciation, depletion and
 amortization                      50,000     56,250    144,494    179,750
                                  -------    -------  ---------  ---------
                                  275,957    282,789    846,467    877,983
                                  -------    -------  ---------  ---------
Net income                    $   111,553     72,159    279,656    250,184
                                  =======    =======  =========  =========
Net income allocated to:

  Managing General Partner    $    14,540     11,557     38,174     38,694
                                  =======    =======  =========  =========
  General Partner             $     1,616      1,284      4,242      4,299
                                  =======    =======  =========  =========
  Limited Partners            $    95,397     59,318    237,240    207,191
                                  =======    =======  =========  =========
    Per limited partner
     unit                     $      8.76       5.45      21.79      19.03
                                  =======    =======  =========  =========

                 Southwest Oil & Gas Income Fund X-B, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Nine Months Ended
                                                          September 30,
                                                         1996       1995

Cash flows from operating activities:

  Cash from oil and gas sales                       $ 1,092,346  1,131,499
  Cash paid to suppliers                               (676,946)  (665,244)
  Interest received                                       2,258      1,837
                                                      ---------  ---------
    Net cash provided by operating
     activities                                         417,658    468,092
                                                      ---------  ---------
Cash flows from investing activities:

  Additions to oil and gas properties                   (14,841)   (11,373)
  Sale of oil and gas properties                        124,465      6,677
                                                      ---------  ---------
    Net cash provided by (used in)
     investing activities                               109,624     (4,696)
                                                      ---------  ---------
Cash flows used in financing activities:

  Distributions to partners                            (542,564)  (438,972)
                                                      ---------  ---------
Net increase (decrease) in cash and
 cash equivalents                                       (15,282)    24,424

  Beginning of period                                    45,580     22,463
                                                      ---------  ---------
  End of period                                     $    30,298     46,887
                                                      =========  =========

                                                                (continued)

                 Southwest Oil & Gas Income Fund X-B, L.P.

                                (unaudited)


                                                        Nine Months Ended
                                                          September 30,
                                                         1996       1995

Reconciliation of net income to
 net cash provided by operating
  activities:

Net income                                          $   279,656    250,184

Adjustments to reconcile net income
 to net cash provided by operating
  activities:

    Depreciation, depletion and
     amortization                                       144,494    179,750
    (Increase) decrease in receivables                  (31,519)     5,169
    Increase in payables                                 25,027     32,989
                                                        -------  ---------
Net cash provided by operating
 activities                                         $   417,658    468,092
                                                        =======  =========

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

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 1996 and 1995

The following table provides certain information regarding performance factors for the quarters ended September 30, 1996 and 1995:

                                               Three Months
                                                  Ended         Percentage
                                               September 30,     Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   20.42     15.72        30%
Average price per mcf of gas             $    2.06      1.50        37%
Oil production in barrels                   15,700    18,600       (16%)
Gas production in mcf                       32,500    41,000       (21%)
Gross oil and gas revenue                $ 386,978   354,374         9%
Net oil and gas revenue                  $ 179,264   146,149        23%
Partnership distributions                $ 142,000   146,000        (3%)
Limited partner distributions            $ 127,800   131,400        (3%)
Per unit distribution to limited
 partners                                $   11.74     12.07        (3%)
Number of limited partner units             10,889    10,889

Revenues

The Partnership's oil and gas revenues increased to $386,978 from $354,374 for the quarters ended September 30, 1996 and 1995, respectively, an increase of 9%. The principal factors affecting the comparison of the quarters ended September 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995 by 30%, or $4.70 per barrel, resulting in an increase of approximately $87,400 in revenues. Oil sales represented 83% of total oil and gas sales during the quarters ended September 30, 1996 and 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 37%, or $.56 per mcf, resulting in an increase of approximately $23,000 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $110,400. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 2,900 barrels or 16% during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995, resulting in a decrease of approximately $59,200 in revenues.

    Gas production decreased approximately 8,500 mcf or 21% during the same period, resulting in a decrease of approximately $17,500 in revenues.

    The total decrease in revenues due to the change in production is approximately $76,700. The decrease is primarily attributable to property sales.

Costs and Expenses

Total costs and expenses decreased to $275,957 from $282,789 for the quarters ended September 30, 1996 and 1995, respectively, a decrease of 2%. The decrease is the result of lower lease operating costs, general and administrative expense and depletion expense.

1. Lease operating costs and production taxes were less than 1% lower, or approximately $500 less during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased less than 1% or approximately $100 during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995.

3. Depletion expense decreased to $50,000 for the quarter ended September 30, 1996 from $54,000 for the same period in 1995. This represents a decrease of 7%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Two factors that attributed to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 1996 as compared to 1995 and the increase in property sales.

B.  General Comparison of the Nine Month Periods Ended September 30, 1996 and
    1995

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 1996 and 1995:


                                                Nine Months
                                                  Ended         Percentage
                                               September 30,     Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil       $      19.46     16.46        18%
Average price per mcf of gas          $       2.09      1.49        40%
Oil production in barrels                   47,400    57,500       (18%)
Gas production in mcf                       96,500   120,400       (20%)
Gross oil and gas revenue             $  1,123,865 1,126,330       (.2%)
Net oil and gas revenue               $    485,905   494,520        (2%)
Partnership distributions             $    542,307   439,000        24%
Limited partner distributions         $    488,607   395,100        24%
Per unit distribution to limited
 partners                             $      44.87     36.28        24%
Number of limited partner units             10,889    10,889

Revenues

The Partnership's oil and gas revenues decreased to $1,123,865 from $1,126,330 for the nine months ended September 30, 1996 and 1995, respectively, a decrease of less than 1%. The principal factors affecting the comparison of the nine months ended September 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 by 18%, or $3.00 per barrel, resulting in an increase of approximately $172,500 in revenues. Oil sales represented 82% of total oil and gas sales during the nine months ended September 30, 1996 as compared to 84% during the nine months ended September 30, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 40%, or $.60 per mcf, resulting in an increase of approximately $72,200 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $244,700. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 10,100 barrels or 18% during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, resulting in a decrease of approximately $196,500 in revenues.

    Gas production decreased approximately 23,900 mcf or 20% during the same period, resulting in a decrease of approximately $50,000 in revenues.

    The total decrease in revenues due to the change in production is approximately $246,500. The decrease is primarily attributable to property sales.

Costs and Expenses

Total costs and expenses decreased to $846,467 from $877,983 for the nine months ended September 30, 1996 and 1995, respectively, a decrease of 4%. The decrease is the result of lower general and administrative expense and depletion expense, offset by an increase in lease operating costs.

1. Lease operating costs and production taxes were 1% higher, or approximately $6,200 more during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 4% or approximately $2,400 during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

3. Depletion expense decreased to $143,000 for the nine months ended September 30, 1996 from $173,000 for the same period in 1995. This represents a decrease of 17%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Two factors that attributed to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 1996 as compared to 1995 and the increase in property sales.

Liquidity and Capital Resources
The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $417,700 in the nine months ended September 30, 1996 as compared to approximately $468,100 in the nine months ended September 30, 1995. The primary source of the 1996 cash flow from operating activities was profitable operations.

Cash flows provided by (used in) investing activities were approximately $109,600 in the nine months ended September 30, 1996 as compared to approximately $(4,700) in the nine months ended September 30, 1995. The principle source of the 1996 cash flow from investing activities was the sale of oil and gas properties, offset by the additions to oil and gas properties.

Cash flows used in financing activities were approximately $542,600 in the nine months ended September 30, 1996 as compared to approximately $439,000 in the nine months ended September 30, 1995. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 1996 were $542,307 of which $488,607 was distributed to the limited partners and $53,700 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1996 was $44.87. Total distributions during the nine months ended September 30, 1995 were $439,000 of which $395,100 was distributed to the limited partners and $43,900 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1995 was $36.28.

The sources for the 1996 distributions of $542,307 were oil and gas operations of approximately $417,700 and the sale of oil and gas properties of approximately $124,500, offset by additions to oil and gas properties of approximately $14,800, with the balance from available cash on hand at the beginning of the period. The sources for the 1995 distributions of $439,000 were oil and gas operations of approximately $468,100 and the sale of oil and gas properties of approximately $6,700, offset by additions to oil and gas properties of approximately $11,400, resulting in excess cash for contingencies and subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $3,669,238 have been made to the partners. As of September 30, 1996, $3,320,113 or $304.91 per limited partner unit has been distributed to the limited partners, representing a 61% return of the capital contributed.

As of September 30, 1996, the Partnership had approximately $184,500 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

                       PART II. - OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matter to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a) Financial Data Schedule
          (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

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

                                 SOUTHWEST OIL & GAS
                                 INCOME FUND X-B, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner


                                 By:   /s/ Bill E. Coggin
                                       Bill E. Coggin, Vice President
                                       and Chief Financial Officer
Date: November 15, 1996