Form 10-Q
period 1997-03-31
SOUTHWEST OIL & GAS INCOME FUND X-B LP
filed 1997-05-13
CIK 859906

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

PAGE

                      PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1996 which are found in the Registrant's Form 10-K Report for 1996 filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet included herein has been taken from the Registrant's 1996 Form 10-K Report. Operating results for the three month period ended
March 31, 1997 are not necessarily indicative of the results that may be expected for the full year.

                 Southwest Oil & Gas Income Fund X-B, L.P.

                              Balance Sheets


                                                 March 31,     December 31,
                                                   1997            1996
                                                 ---------     ------------
                                                (unaudited)

  Assets

Current assets:
 Cash and cash equivalents                    $     25,520         13,682
 Receivable from Managing General Partner          123,257        171,297
                                                 ---------      ---------
    Total current assets                           148,777        184,979
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  4,562,087      4,562,827
  Less accumulated depreciation,
   depletion and amortization                    3,131,604      3,096,604
                                                 ---------      ---------
    Net oil and gas properties                   1,430,483      1,466,223
                                                 ---------      ---------
                                              $  1,579,260      1,651,202
                                                 =========      =========
  Liabilities and Partners' Equity

Current liabilities:
 Accounts payable                             $      6,350           -
 Distributions payable                                  97            168
                                                 ---------      ---------
    Total current liabilities                        6,447            168
                                                 ---------      ---------
Partners' equity:
 General partners                                    4,557          8,624
 Limited partners                                1,568,256      1,642,410
                                                 ---------      ---------
    Total partners' equity                       1,572,813      1,651,034
                                                 ---------      ---------
                                              $  1,579,260      1,651,202
                                                 =========      =========

                 Southwest Oil & Gas Income Fund X-B, L.P.

                         Statements of Operations
                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1997       1996
                                                         ----       ----

  Revenues

Oil and gas                                         $   372,807    346,587
Interest                                                    310        648
                                                        -------    -------
                                                        373,117    347,235
                                                        -------    -------
  Expenses

Production                                              193,935    186,539
General and administrative                               26,848     27,812
Depreciation, depletion and amortization                 35,000     45,494
                                                        -------    -------
                                                        255,783    259,845
                                                        -------    -------
Net income                                          $   117,334     87,390
                                                        =======    =======
Net income allocated to:

 Managing General Partner                           $    13,710     11,960
                                                        =======    =======
 General partner                                    $     1,523      1,329
                                                        =======    =======
 Limited partners                                   $   102,101     74,101
                                                        =======    =======
  Per limited partner unit                          $      9.38       6.81
                                                        =======    =======

                 Southwest Oil & Gas Income Fund X-B, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1997       1996
                                                         ----       ----

Cash flows from operating activities:

 Cash from oil and gas sales                        $   422,874    352,128
 Cash paid to suppliers                                (216,460)  (201,484)
 Interest received                                          310        648
                                                       --------   --------
  Net cash provided by operating activities             206,724    151,292
                                                       --------   --------
Cash flows from investing activities:

 Additions to oil and gas properties                     (1,179)      (306)
 Sale of oil and gas properties                           1,919    107,361
                                                       --------   --------
  Net cash provided by investing activities                 740    107,055
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                             (195,626)  (190,519)
                                                       --------   --------
Net increase in cash and cash equivalents                11,838     67,828

 Beginning of period                                     13,682     45,580
                                                       --------   --------
 End of period                                      $    25,520    113,408
                                                       ========   ========

                                                                (continued)

                 Southwest Oil & Gas Income Fund X-B, L.P.

                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1997       1996
                                                         ----       ----

Reconciliation of net income to net cash provided by operating activities:

Net income                                          $   117,334     87,390

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, depletion and amortization               35,000     45,494
  Decrease in receivables                                50,067      5,541
  Increase in payables                                    4,323     12,867
                                                        -------    -------
Net cash provided by operating activities           $   206,724    151,292
                                                        =======    =======

Supplemental schedule of noncash investing and financing activities:

  Sale of oil and gas properties included
   in receivables                                   $       -           26
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

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 1997 and 1996

The following table provides certain information regarding performance factors for the quarters ended March 31, 1997 and 1996:

                                               Three Months
                                                  Ended         Percentage
                                                 March 31,       Increase
                                              1997      1996    (Decrease)
                                              ----      ----    ----------
Average price per barrel of oil           $   21.34     17.78      20%
Average price per mcf of gas              $    2.58      1.98      30%
Oil production in barrels                    14,400    15,900      (9%)
Gas production in mcf                        25,400    32,200     (21%)
Gross oil and gas revenue                 $ 372,807   346,587       8%
Net oil and gas revenue                   $ 178,872   160,048      12%
Partnership distributions                 $ 195,555   190,307       3%
Limited partner distributions             $ 176,255   171,807       3%
Per unit distribution to limited
 partners                                 $   16.19     15.78       3%
Number of limited partner units              10,889    10,889

Revenues

The Partnership's oil and gas revenues increased to $372,807 from $346,587 for the quarters ended March 31, 1997 and 1996, respectively, an increase of 8%. The principal factors affecting the comparison of the quarters ended March 31, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996 by 20%, or $3.56 per barrel, resulting in an increase of approximately $56,600 in revenues. Oil sales represented 82% of total oil and gas sales during the quarters ended March 31, 1997 and 1996.

    The average price for an mcf of gas received by the Partnership increased during the same period by 30%, or $.60 per mcf, resulting in an increase of approximately $19,300 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $75,900. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,500 barrels or 9% during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996, resulting in a decrease of approximately $32,000 in revenues.

    Gas production decreased approximately 6,800 mcf or 21% during the same period, resulting in a decrease of approximately $17,500 in revenues.

    The total decrease in revenues due to the change in production is approximately $49,500. The decrease is primarily a result of property sales during 1996. Also contributing to the production decline is the natural decline of oil and gas production. Since the Partnership does not drill or purchase oil and gas properties, it is normal to expect production to continue to decline over the remaining life of the wells.

Costs and Expenses

Total costs and expenses decreased to $255,783 from $259,845 for the quarters ended March 31, 1997 and 1996, respectively, a decrease of 2%. The decrease is the result of lower general and administrative expense and depletion expense, partially offset by an increase in lease operating costs.

1. Lease operating costs and production taxes were 4% higher, or approximately $7,400 more during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General
    Partner personnel costs.    General and administrative costs decreased 3%
    or approximately $1,000 during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996.

3. Depletion expense decreased to $35,000 for the quarter ended March 31, 1997 from $44,000 for the same period in 1996. This represents a decrease of 20%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were property sales and the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $206,700 in the quarter ended March 31, 1997 as compared to approximately $151,300 in the quarter ended March 31, 1996. The primary source of the 1997 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $700 in the quarter ended March 31, 1997 as compared to approximately $107,100 in the quarter ended March 31, 1996. The principle source of the 1997 cash flow from investing activities was the sale of oil and gas properties, partially offset by the additions to oil and gas properties.

Cash flows used in financing activities were approximately $195,600 in the quarter ended March 31, 1997 as compared to approximately $190,500 in the quarter ended March 31, 1996. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 1997 were $195,555 of which $176,255 was distributed to the limited partners and $19,300 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 1997 was $16.19. Total distributions during the quarter ended March 31, 1996 were $190,307 of which $171,807 was distributed to the limited partners and $18,500 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 1996 was $15.78.

The sources for the 1997 distributions of $195,555 were oil and gas operations of approximately $206,700 and the sale of oil and gas properties of approximately $1,900, offset by the additions to oil and gas properties of approximately $1,200, resulting in excess cash for contingencies or subsequent distributions. The sources for the 1996 distributions of $190,307 were oil and gas operations of approximately $151,300 and the sale of oil and gas properties of approximately $107,400, offset by the additions to oil and gas properties of approximately $300, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $4,047,793 have been made to the partners. As of March 31, 1997, $3,661,068 or $336.22 per limited partner unit has been distributed to the limited partners, representing a 67% return of the capital contributed.

As of March 31, 1997, the Partnership had approximately $142,300 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

                       PART II. - OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matter to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               27 Financial Data Schedule

          (b)  Reports on Form 8-K:

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


Date:  May 15, 1997