Form 10-Q
period 1997-06-30
SOUTHWEST OIL & GAS INCOME FUND X-B LP
filed 1997-08-15
CIK 859906

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

                      PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1996 which are found in the Registrant's Form 10-K Report for 1996 filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet included herein has been taken from the Registrant's 1996 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the full year.

                 Southwest Oil & Gas Income Fund X-B, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1997            1996
                                                ---------      ------------
                                               (unaudited)

  Assets

Current assets:
 Cash and cash equivalents                   $      9,491          13,682
 Receivable from Managing General Partner         100,144         171,297
                                                ---------       ---------
    Total current assets                          109,635         184,979
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 4,562,880       4,562,827
  Less accumulated depreciation,
   depletion and amortization                   3,160,604       3,096,604
                                                ---------       ---------
    Net oil and gas properties                  1,402,276       1,466,223
                                                ---------       ---------
                                             $  1,511,911       1,651,202
                                                =========       =========

  Liabilities and Partners' Equity

Current liabilities:
 Accounts payable                            $      1,086               -
 Distributions payable                                265             168
                                                ---------       ---------
    Total current liabilities                       1,351             168
                                                ---------       ---------
Partners' equity:
 General partners                                   1,232           8,624
 Limited partners                               1,509,328       1,642,410
                                                ---------       ---------
    Total partners' equity                      1,510,560       1,651,034
                                                ---------       ---------
                                             $  1,511,911       1,651,202
                                                =========       =========

                 Southwest Oil & Gas Income Fund X-B, L.P.

                         Statements of Operations
                                (unaudited)


                                 Three Months Ended     Six Months Ended
                                       June 30,             June 30,
                                   1997       1996      1997       1996

  Revenues

Oil and gas                   $   305,748    390,300    678,555    736,887
Interest                              449      1,078        759      1,726
                                  -------    -------    -------    -------
                                  306,197    391,378    679,314    738,613
                                  -------    -------    -------    -------

  Expenses

Production                        195,693    243,707    389,628    430,246
General and administrative         18,756     17,960     45,605     45,772
Depreciation, depletion and
 amortization                      29,000     49,000     64,000     94,494
                                  -------    -------    -------    -------
                                  243,449    310,667    499,233    570,512
                                  -------    -------    -------    -------
Net income                    $    62,748     80,711    180,081    168,101
                                  =======    =======    =======    =======
Net income allocated to:

 Managing General Partner     $     8,257     11,674     21,967     23,634
                                  =======    =======    =======    =======
 General Partner              $       918      1,297      2,441      2,626
                                  =======    =======    =======    =======
 Limited partners             $    53,573     67,740    155,673    141,841
                                  =======    =======    =======    =======
  Per limited partner unit    $      4.92       6.22      14.30      13.03
                                  =======    =======    =======    =======

                 Southwest Oil & Gas Income Fund X-B, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                         1997       1996

Cash flows from operating activities:

 Cash from oil and gas sales                        $   748,227    691,490
 Cash paid to suppliers                                (432,666)  (424,712)
 Interest received                                          759      1,726
                                                        -------    -------
  Net cash provided by operating activities             316,320    268,504
                                                        -------    -------
Cash flows from investing activities:

 Additions to oil and gas properties                     (2,030)    (4,384)
 Sale of oil and gas properties                           1,977    124,057
                                                        -------    -------
  Net cash provided by (used in) investing
   activities                                               (53)   119,673
                                                        -------    -------
Cash flows used in financing activities:

 Distributions to partners                             (320,458)  (400,303)
                                                        -------    -------
Net decrease in cash and cash equivalents                (4,191)   (12,126)

 Beginning of period                                     13,682     45,580
                                                        -------    -------
 End of period                                      $     9,491     33,454
                                                        =======    =======

                                                                (continued)

                 Southwest Oil & Gas Income Fund X-B, L.P.

                                (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                         1997       1996

Reconciliation of net income to net cash provided by operating activities:

Net income                                          $   180,081    168,101

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, depletion and amortization               64,000     94,494
  (Increase) decrease in receivables                     69,672    (45,397)
  Increase in payables                                    2,567     51,306
                                                        -------    -------
Net cash provided by operating activities           $   316,320    268,504
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

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1997 and 1996

The following table provides certain information regarding performance factors for the quarters ended June 30, 1997 and 1996:

                                               Three Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1997      1996    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   17.73     20.20       (12%)
Average price per mcf of gas             $    2.12      2.24        (5%)
Oil production in barrels                   13,800    15,800       (13%)
Gas production in mcf                       28,800    31,800        (9%)
Gross oil and gas revenue                $ 305,748   390,300       (22%)
Net oil and gas revenue                  $ 110,055   146,593       (25%)
Partnership distributions                $ 125,000   210,000       (40%)
Limited partner distributions            $ 112,500   189,000       (40%)
Per unit distribution to limited
 partners                                $   10.33     17.36       (40%)
Number of limited partner units             10,889    10,889

Revenues

The Partnership's oil and gas revenues decreased to $305,748 from $390,300 for the quarters ended June 30, 1997 and 1996, respectively, a decrease of 22%. The principal factors affecting the comparison of the quarters ended June 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996 by 12%, or $2.47 per barrel, resulting in a decrease of approximately $39,000 in revenues. Oil sales represented 80% of total oil and gas sales during the quarter ended June 30, 1997 as compared to 82% during the quarter ended June 30, 1996.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 5%, or $.12 per mcf, resulting in a decrease of approximately $3,800 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $42,800. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 2,000 barrels or 13% during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996, resulting in a decrease of approximately $35,500 in revenues.

    Gas production decreased approximately 3,000 mcf or 9% during the same period, resulting in a decrease of approximately $6,400 in revenues.

    The total decrease in revenues due to the change in production is approximately $41,900. The decrease is primarily a result of property sales during 1996 and the loss of gas production on one well. Also contributing to the production decline is the natural decline of oil and gas production. Since the Partnership does not drill or purchase oil and gas properties, it is normal to expect production to continue to decline over the remaining life of the wells.

Costs and Expenses

Total costs and expenses decreased to $243,449 from $310,667 for the quarters ended June 30, 1997 and 1996, respectively, a decrease of 22%. The decrease is the result of lower lease operating costs and depletion expense, offset by an increase in general and administrative expense.

1. Lease operating costs and production taxes were 20% lower, or approximately $48,000 less during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996. The decrease is primarily a result of workover costs incurred in 1996 as compared to 1997.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 4% or approximately $800 during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996.

3. Depletion expense decreased to $29,000 for the quarter ended June 30, 1997 from $49,000 for the same period in 1996. This represents a decrease of 41%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 1997 as compared to 1996 and the decline in oil and gas revenues.

B. General Comparison of the Six Month Periods Ended June 30, 1997 and 1996

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1997 and 1996:


                                                Six Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1997      1996    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   19.50     18.99         3%
Average price per mcf of gas             $    2.27      2.11         8%
Oil production in barrels                   28,300    31,700       (11%)
Gas production in mcf                       55,700    64,000       (13%)
Gross oil and gas revenue                $ 678,555   736,887        (8%)
Net oil and gas revenue                  $ 288,927   306,641        (6%)
Partnership distributions                $ 320,555   400,307       (20%)
Limited partner distributions            $ 288,755   360,807       (20%)
Per unit distribution to limited
 partners                                $   26.52     33.13       (20%)
Number of limited partner units             10,889    10,889

Revenues

The Partnership's oil and gas revenues decreased to $678,555 from $736,887 for the six months ended June 30, 1997 and 1996, respectively, a decrease of 8%. The principal factors affecting the comparison of the six months ended June 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 by 3%, or $.51 per barrel, resulting in an increase of approximately $16,200 in revenues. Oil sales represented 81% of total oil and gas sales during the six months ended June 30, 1997 as compared to 82% during the six months ended June 30, 1996.

    The average price for an mcf of gas received by the Partnership increased during the same period by 8%, or $.16 per mcf, resulting in an increase of approximately $10,200 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $26,400. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 3,400 barrels or 11% during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996, resulting in a decrease of approximately $66,300 in revenues.

    Gas production decreased approximately 8,300 mcf or 13% during the same period, resulting in a decrease of approximately $18,800 in revenues.

    The total decrease in revenues due to the change in production is approximately $85,100. The decrease is primarily a result of property sales during 1996 and the loss of gas production on one well. Also contributing to the production decline is the natural decline of oil and gas production. Since the Partnership does not drill or purchase oil and gas properties, it is normal to expect production to continue to decline over the remaining life of the wells.

Costs and Expenses

Total costs and expenses decreased to $499,233 from $570,512 for the six months ended June 30, 1997 and 1996, respectively, a decrease of 12%. The decrease is primarily the result of lower lease operating costs, general and administrative expense and depletion expense.

1. Lease operating costs and production taxes were 9% lower, or approximately $40,600 less during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The decrease is primarily a result of workover costs incurred in 1996 as compared to 1997.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased less than 1% or approximately $200 during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

3. Depletion expense decreased to $64,000 for the six months ended June 30, 1997 from $93,000 for the same period in 1996. This represents a decrease of 31%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 1997 as compared to 1996 and the decline in oil and gas revenues.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $316,300 in the six months ended June 30, 1997 as compared to approximately $268,500 in the six months ended June 30, 1996. The primary source of the 1997 cash flow from operating activities was profitable operations.

Cash flows provided by or (used in) investing activities were approximately $(50) in the six months ended June 30, 1997 as compared to approximately $119,700 in the six months ended June 30, 1996. The principle use of the 1997 cash flow from investing activities was the additions to oil and gas properties, partially offset by the sale of oil and gas properties.

Cash flows used in financing activities were approximately $320,500 in the six months ended June 30, 1997 as compared to approximately $400,300 in the six months ended June 30, 1996. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1997 were $320,555 of which $288,755 was distributed to the limited partners and $31,800 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1997 was $26.52. Total distributions during the six months ended June 30, 1996 were $400,307 of which $360,807 was distributed to the limited partners and $39,500 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1996 was $33.13.

The source for the 1997 distributions of $320,555 was oil and gas operations of approximately $316,300, offset by the net change in oil and gas properties of approximately $50, with the balance from available cash on hand at the beginning of the period. The sources for the 1996 distributions of $400,307 were oil and gas operations of approximately $268,500 and the net change in oil and gas properties of approximately $119,700, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $4,172,793 have been made to the partners. As of June 30, 1997, $3,773,568 or $346.55 per limited partner unit has been distributed to the limited partners, representing a 69% return of the capital contributed.

As of June 30, 1997, the Partnership had approximately $108,300 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

                       PART II. - OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matter to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               27 Financial Data Schedule

          (b)  Reports on Form 8-K:

               On June 12, 1997, the Partnership filed Form 8-K and on June 24, 1997, the Partnership filed Form 8-K Amended, with respect to Item 4, Changes in Registrant's Certifying Accountant.

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

Date: August 15, 1997