Form 10-Q
period 1997-09-30
SOUTHWEST OIL & GAS INCOME FUND X-B LP
filed 1997-11-13
CIK 859906

Page 1 of 14
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________

Commission file number 0-19585

                SOUTHWEST OIL & GAS 1990-91 INCOME PROGRAM
                Southwest Oil and Gas Income Fund X-B, L.P.
                  (Exact name of registrant as specified
                   in its limited partnership agreement)

Delaware                                          75-2332176
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

                       407 N. Big Spring, Suite 300
                  _________Midland, Texas 79701_________
                 (Address of principal executive offices)

                      ________(915) 686-9927________
                      (Registrant's telephone number,
                           including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                            Yes __X__ No _____

         The total number of pages contained in this report is 14.

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 1996 which are found in the Registrant's Form 10-K Report for 1996 filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet included herein has been taken from the Registrant's 1996 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil and Gas Income Fund X-B, L.P.

                              Balance Sheets

                                              September 30,   December 31,
                                                   1997           1996
                                              -------------   ------------
                                               (unaudited)
Assets

Current assets
 Cash and cash equivalents                     $   16,889         13,682
 Receivable from Managing General Partner          86,714        171,297
---------                                      ---------
     Total current assets                         103,603        184,979
                                                ---------      ---------
Oil and gas properties - using the
 full cost method of accounting                 4,583,730      4,562,827
  Less accumulated depreciation,
   depletion and amortization                   3,191,604      3,096,604
                                                ---------      ---------
     Net oil and gas properties                 1,392,126      1,466,223
                                                ---------      ---------
                                               $1,495,729      1,651,202
                                                =========      =========

Liabilities and Partners' Equity

Current liability - Distribution payable       $      451            168
                                                ---------      ---------
Partners' equity
 General partners                                   2,804          8,624
 Limited partners                               1,492,474      1,642,410
                                                ---------      ---------
     Total partners' equity                     1,495,278      1,651,034
                                                ---------      ---------
                                               $1,495,729      1,651,202
                                                =========      =========

                Southwest Oil and Gas Income Fund X-B, L.P.

                         Statements of Operations
                                (unaudited)


                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                  1997      1996        1997      1996

Revenues

Oil and gas                  $   303,167   386,978     981,722 1,123,865
Interest                             320       532       1,079     2,258
                                 -------   -------     ------- ---------
                                 303,487   387,510     982,801 1,126,123
                                 -------   -------     ------- ---------
Expenses

Production                       187,802   207,714     577,430   637,960
General and administrative        17,967    18,243      63,572    64,013
Depreciation, depletion and
 amortization                     31,000    50,000      95,000   144,494
                                 -------   -------     ------- ---------
                                 236,769   275,957     736,002   846,467
                                 -------   -------     ------- ---------
Net income                   $    66,718   111,553     246,799   279,656
                                 =======   =======     ======= =========



Net income allocated to:

 Managing General Partner    $     8,795    14,540      30,762    38,174
                                 =======   =======     ======= =========
 General Partner             $       977     1,616       3,418     4,242
                                 =======   =======     ======= =========
 Limited Partners            $    56,946    95,397     212,619   237,240
                                 =======   =======     ======= =========
  Per limited partner unit   $      5.23      8.76       19.53     21.79
                                 =======   =======     ======= =========

                Southwest Oil and Gas Income Fund X-B, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1997       1996
Cash flows from operating activities

 Cash received from oil and gas sales              $1,053,814  1,092,346
 Cash paid to suppliers                             (628,511)  (676,946)
 Interest received                                      1,079      2,258
                                                    ---------  ---------

  Net cash provided by operating activities           426,382    417,658
                                                    ---------  ---------
Cash flows from investing activities

 Additions to oil and gas properties                 (22,981)   (14,841)
 Sale of oil and gas properties                         2,078    124,465
                                                    ---------  ---------
  Net cash provided by (used in)
   investing activities                              (20,903)    109,624
                                                    ---------  ---------
Cash flows used in financing activities

 Distributions to partners                          (402,272)  (542,564)
                                                    ---------  ---------
Net increase (decrease) in cash and cash
 equivalents                                            3,207   (15,282)

 Beginning of period                                   13,682     45,580
                                                    ---------  ---------
 End of period                                     $   16,889     30,298
=========                                          =========

                                                             (continued)

                Southwest Oil and Gas Income Fund X-B, L.P.

                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                        1997        1996

Reconciliation of net income to net cash provided by operating activities

Net income                                         $  246,799    279,656

Adjustments to reconcile net income to net cash provided by operating activities

 Depreciation, depletion and amortization              95,000    144,494
 (Increase) decrease in receivables                    72,092   (31,519)
 Increase in payables                                  12,491     25,027
                                                      -------    -------
Net cash provided by operating activities          $  426,382    417,658
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

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 1997 and 1996

The following table provides certain information regarding performance factors for the quarters ended September 30, 1997 and 1996:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1997      1996   (Decrease)

Average price per barrel of oil            $   17.20     20.42   (16%)
Average price per mcf of gas               $    2.06      2.06       -
Oil production in barrels                     14,300    15,700    (9%)
Gas production in mcf                         27,800    32,500   (14%)
Gross oil and gas revenue                  $ 303,167   386,978   (22%)
Net oil and gas revenue                    $ 115,365   179,264   (36%)
Partnership distributions                  $  82,000   142,000   (42%)
Limited partner distributions              $  73,800   127,800   (42%)
Per unit distribution to limited partners  $    6.78     11.74   (42%)
Number of limited partner units               10,889    10,889


Revenues

The Partnership's oil and gas revenues decreased to $303,167 from $386,978 for the quarters ended September 30, 1997 and 1996, respectively, a decrease of 22%. The principal factors affecting the comparison of the quarters ended September 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996 by 16%, or $3.22 per barrel, resulting in a decrease of approximately $50,600 in revenues. Oil sales represented 81% of total oil and gas sales during the quarter ended September 30, 1997 as compared to 83% during the quarter ended September 30, 1996.

    The average price for an mcf of gas received by the Partnership remained unchanged during the same period.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $50,600. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,400 barrels or 9% during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996, resulting in a decrease of approximately $24,100 in revenues.

    Gas production decreased approximately 4,700 mcf or 14% during the same period, resulting in a decrease of approximately $9,700 in revenues.

    The total decrease in revenues due to the change in production is approximately $33,800. The decrease is primarily a result of property sales during 1996 and the loss of gas production on one well. Also contributing to the production decline is the natural decline of oil and gas production. Since the Partnership does not drill or purchase oil and gas properties, it is normal to expect production to continue to decline over the remaining life of the wells.

Costs and Expenses

Total costs and expenses decreased to $236,769 from $275,957 for the quarters ended September 30, 1997 and 1996, respectively, a decrease of 14%. The decrease is the result of lower lease operating costs, general and administrative expense and depletion expense.

1. Lease operating costs and production taxes were 10% lower, or approximately $19,900 less during the quarter ended September 30, 1997 as
   compared  to  the  quarter ended September 30, 1996.   The  decrease  is
   primarily a result of workover costs incurred in 1996 as compared to 1997.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 2% or approximately $300 during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996.

3. Depletion expense decreased to $31,000 for the quarter ended September 30, 1997 from $50,000 for the same period in 1996. This represents a decrease of 38%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996 and the decline in gross oil and gas revenues.

B.   General Comparison of the Nine Month Periods Ended September 30,  1997
and 1996

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 1997 and 1996:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1997      1996   (Decrease)

Average price per barrel of oil            $   18.73     19.46     (4%)
Average price per mcf of gas               $    2.20      2.09       5%
Oil production in barrels                     42,600    47,400    (10%)
Gas production in mcf                         83,500    96,500    (13%)
Gross oil and gas revenue                  $ 981,722 1,123,865    (13%)
Net oil and gas revenue                    $ 404,292   485,905    (17%)
Partnership distributions                  $ 402,555   542,307    (26%)
Limited partner distributions              $ 362,555   488,607    (26%)
Per unit distribution to limited partners  $   33.30     44.87    (26%)
Number of limited partner units               10,889    10,889

Revenues

The Partnership's oil and gas revenues decreased to $981,722 from $1,123,865 for the nine months ended September 30, 1997 and 1996, respectively, a decrease of 13%. The principal factors affecting the comparison of the nine months ended September 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 by 4%, or $.73 per barrel, resulting in a decrease of approximately $34,600 in revenues. Oil sales represented 81% of total oil and gas sales during the nine months ended September 30, 1997 as compared to 82% during the nine months ended September 30, 1996.

    The average price for an mcf of gas received by the Partnership increased during the same period by 5%, or $.11 per mcf, resulting in an increase of approximately $10,600 in revenues.

    The net total decrease in revenues due to the change in prices received from oil and gas production is approximately $24,000. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 4,800 barrels or 10% during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996, resulting in a decrease of approximately $89,900 in revenues.

    Gas production decreased approximately 13,000 mcf or 13% during the same period, resulting in a decrease of approximately $28,600 in revenues.

    The total decrease in revenues due to the change in production is approximately $118,500. The decrease is primarily a result of property sales during 1996 and the loss of gas production on one well. Also contributing to the production decline is the natural decline of oil and gas production. Since the Partnership does not drill or purchase oil and gas properties, it is normal to expect production to continue to decline over the remaining life of the wells.


Costs and Expenses

Total costs and expenses decreased to $736,002 from $846,467 for the nine months ended September 30, 1997 and 1996, respectively, a decrease of 13%. The decrease is the result of lower lease operating costs, general and administrative expense and depletion expense.

1. Lease operating costs and production taxes were 9% lower, or approximately $60,500 less during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The decrease is primarily a result of workover costs incurred in 1996 as compared to 1997.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 1% or approximately $400 during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

3. Depletion expense decreased to $95,000 for the nine months ended September 30, 1997 from $143,000 for the same period in 1996. This represents a decrease of 34%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996 and the decline in gross oil and gas revenues.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $426,400 in the nine months ended September 30, 1997 as compared to approximately $417,700 in the nine months ended September 30, 1996. The primary source of the 1997 cash flow from operating activities was profitable operations.

Cash flows provided by or (used in) investing activities were approximately ($20,900) in the nine months ended September 30, 1997 as compared to approximately $109,600 in the nine months ended September 30, 1996. The principle use of the 1997 cash flow from investing activities was the change in oil and gas properties.

Cash flows used in financing activities were approximately $402,300 in the nine months ended September 30, 1997 as compared to approximately $542,600 in the nine months ended September 30, 1996. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 1997 were $402,555 of which $362,555 was distributed to the limited partners and $40,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1997 was $33.30. Total distributions during the nine months ended September 30, 1996 were $542,307 of which $488,607 was distributed to the limited partners and $53,700 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1996 was $44.87.

The source for the 1997 distributions of $402,555 was oil and gas operations of approximately $426,400, partially offset by a change in oil and gas property of approximately $20,900, resulting in excess cash for contingencies or subsequent distributions. The sources for the 1996 distributions of $542,307 were oil and gas operations of approximately $417,700 and the change in oil and gas property of approximately $109,600, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $4,254,793 have been made to the partners. As of September 30, 1997, $3,847,368 or $353.33 per limited partner unit has been distributed to the limited partners, representing a 71% return of the capital contributed.

As of September 30, 1997, the Partnership had approximately $103,200 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matter to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)Exhibits:

             27 Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Southwest Oil and Gas Income Fund X-B,
                                   L.P.
                                   a Delaware limited partnership


By:                                Southwest Royalties, Inc.
Managing General Partner


                                   By:  /s/ Bill E. Coggin
                                        ------------------------------
                                        Bill E. Coggin, Vice President
and Chief Financial Officer

Date:     November 15, 1997