Form 10-Q
period 1998-03-31
SOUTHWEST OIL & GAS INCOME FUND X-B LP
filed 1998-05-13
CIK 859906

11 of 12

                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

                            Yes   X   No

        The total number of pages contained in this report is 13.

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1997 which are found in the Registrant's Form 10-K Report for 1997 filed with the Securities and Exchange Commission. The December 31, 1997 balance sheet included herein has been taken from the Registrant's 1997 Form 10-K Report. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund X-B, L.P.

                              Balance Sheets


                                                  March 31,     December 31,
                                                     1998           1997
                                                  ---------     ------------
                                                 (unaudited)
  Assets

Current assets:
 Cash and cash equivalents                    $     14,251         10,604
 Receivable from Managing General Partner           63,212        118,652
 Other receivable                                        -         38,500
                                                 ---------      ---------
    Total current assets                            77,463        167,756
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  4,545,313      4,552,075
  Less accumulated depreciation,
   depletion and amortization                    3,356,604      3,310,604
                                                 ---------      ---------
    Net oil and gas properties                   1,188,709      1,241,471
                                                 ---------      ---------
                                              $  1,266,172      1,409,227
                                                 =========      =========
  Liabilities and Partners' Equity

Current liability - Distributions payable     $        518            134
                                                 ---------      ---------
Partners' equity:
 General partners                                  (2,274)          6,085
 Limited partners                                1,267,928      1,403,008
                                                 ---------      ---------
    Total partners' equity                       1,265,654      1,409,093
                                                 ---------      ---------
                                              $  1,266,172      1,409,227
                                                 =========      =========

                Southwest Oil & Gas Income Fund X-B, L.P.

                         Statements of Operations
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          1998      1997
                                                          ----      ----
  Revenues

Oil and gas                                         $   236,786    372,807
Interest                                                    611        310
                                                        -------    -------
                                                        237,397    373,117
                                                        -------    -------
  Expenses

Production                                              183,424    193,935
General and administrative                               27,558     26,848
Depreciation, depletion and amortization                 46,000     35,000
                                                        -------    -------
                                                        256,982    255,783
                                                        -------    -------
Net income (loss)                                   $  (19,585)    117,334
                                                        =======    =======
Net income (loss) allocated to:

 Managing General Partner                           $     2,377     13,710
                                                        =======    =======
 General partner                                    $       264      1,523
                                                        =======    =======
 Limited partners                                   $  (22,226)    102,101
                                                        =======    =======
  Per limited partner unit                          $    (2.05)       9.38
                                                        =======    =======

                Southwest Oil & Gas Income Fund X-B, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          1998      1997
                                                          ----      ----
Cash flows from operating activities:

 Cash from oil and gas sales                        $   285,846    422,874
 Cash paid to suppliers                               (204,602)  (216,460)
 Interest received                                          611        310
                                                       --------   --------
  Net cash provided by operating activities              81,855    206,724
                                                       --------   --------
Cash flows from investing activities:

 Additions to oil and gas properties                       (43)    (1,179)
 Sale of oil and gas properties                          45,305      1,919
                                                       --------   --------
  Net cash provided by investing activities              45,262        740
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                            (123,470)  (195,626)
                                                       --------   --------
Net increase in cash and cash equivalents                 3,647     11,838

 Beginning of period                                     10,604     13,682
                                                       --------   --------
 End of period                                      $    14,251     25,520
                                                       ========   ========

                                                               (continued)

                Southwest Oil & Gas Income Fund X-B, L.P.

                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          1998      1997
                                                          ----      ----
Reconciliation of net income (loss) to net cash provided by operating activities:

Net income (loss)                                   $  (19,585)    117,334

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

  Depreciation, depletion and amortization               46,000     35,000
  Decrease in receivables                                49,060     50,067
  Increase in payables                                    6,380      4,323
                                                        -------    -------
Net cash provided by operating activities           $    81,855    206,724
                                                        =======    =======

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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 1998, and for the three months ended March 31, 1998, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997.

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

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 1998 and 1997

The following table provides certain information regarding performance factors for the quarters ended March 31, 1998 and 1997:

                                               Three Months
                                                  Ended         Percentage
                                                March 31,        Increase
                                              1998      1997    (Decrease)
                                              ----      ----    ----------
Average price per barrel of oil           $   13.44     21.34    (37%)
Average price per mcf of gas              $    1.77      2.58    (31%)
Oil production in barrels                    14,300    14,400     (1%)
Gas production in mcf                        25,100    25,400     (1%)
Gross oil and gas revenue                 $ 236,786   372,807    (36%)
Net oil and gas revenue                   $  53,362   178,872    (70%)
Partnership distributions                 $ 123,854   195,555    (36%)
Limited partner distributions             $ 112,854   176,255    (36%)
Per unit distribution to limited
 partners                                 $   10.37     16.19    (36%)
Number of limited partner units              10,889    10,889

Revenues

The Partnership's oil and gas revenues decreased to $236,786 from $372,807 for the quarters ended March 31, 1998 and 1997, respectively, a decrease of 36%. The principal factors affecting the comparison of the quarters ended March 31, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997 by 37%, or $7.90 per barrel, resulting in a decrease of approximately $113,760 in revenues. Oil sales represented 81% of total oil and gas sales during the quarters ended March 31, 1998 as compared to 82% during the quarter ended March 31, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 31%, or $.81 per mcf, resulting in a decrease of approximately $20,574 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $134,334. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 100 barrels or 1% during the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997, resulting in a decrease of approximately $1,344 in revenues.

    Gas production decreased approximately 300 mcf or 1% during the same period, resulting in a decrease of approximately $531 in revenues.

    The total decrease in revenues due to the change in production is approximately $1,875.

Costs and Expenses

Total costs and expenses increased to $256,982 from $255,783 for the quarters ended March 31, 1998 and 1997, respectively, an increase of 1%. The increase is the result of higher general and administrative expense and depletion expense, partially offset by a decrease in lease operating costs.

1.  Lease   operating  costs  and  production  taxes  were  5%  lower,   or
    approximately $10,511 less during the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 3% or approximately $710 during the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997.

3. Depletion expense increased to $46,000 for the quarter ended March 31, 1998 from $35,000 for the same period in 1997. This represents an increase of 31%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods was the decrease in the price of oil used to determine the Partnership's reserves for January 1, 1998 as compared to 1997.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $81,900 in the quarter ended March 31, 1998 as compared to approximately $206,700 in the quarter ended March 31, 1997. The primary source of the 1998 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $45,300 in the quarter ended March 31, 1998 as compared to approximately $700 in the quarter ended March 31, 1997. The principle source of the 1998 cash flow from investing activities was the sale of oil and gas properties.

Cash flows used in financing activities were approximately $123,500 in the quarter ended March 31, 1998 as compared to approximately $195,600 in the quarter ended March 31, 1997. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 1998 were $123,854 of which $112,854 was distributed to the limited partners and $11,000 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 1998 was $10.36. Total distributions during the quarter ended March 31, 1997 were $195,555 of which $176,255 was distributed to the limited partners and $19,300 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 1997 was $16.19.

The sources for the 1998 distributions of $123,854 were oil and gas operations of approximately $81,900 and the sale of oil and gas properties of approximately $45,300. The sources for the 1997 distributions of $195,555 were oil and gas operations of approximately $206,700 and the sale of oil and gas properties of approximately $1,900, offset by the additions to oil and gas properties of approximately $1,200, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $4,492,647 have been made to the partners. As of March 31, 1998, $4,062,822 or $373.11 per limited partner unit has been distributed to the limited partners, representing a 75% return of the capital contributed.

As of March 31, 1998, the Partnership had approximately $76,945 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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


Date:  May 15, 1998