Form 10-Q
period 1998-06-30
SOUTHWEST OIL & GAS INCOME FUND X-B LP
filed 1998-08-13
CIK 859906

14 of 14
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1997 which are found in the Registrant's Form 10-K Report for 1997 filed with the Securities and Exchange Commission. The December 31, 1997 balance sheet included herein has been taken from the Registrant's 1997 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund X-B, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1998            1997
                                                ---------      ------------
                                               (unaudited)

  Assets

Current assets:
 Cash and cash equivalents                   $     14,070          10,604
 Receivable from Managing General Partner          38,546         118,652
 Other receivable                                       -          38,500
                                                ---------       ---------
    Total current assets                           52,616         167,756
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 4,539,246       4,552,075
  Less accumulated depreciation,
   depletion and amortization                   3,495,346       3,310,604
                                                ---------       ---------
    Net oil and gas properties                  1,043,900       1,241,471
                                                ---------       ---------
                                             $  1,096,516       1,409,227
                                                =========       =========

  Liabilities and Partners' Equity

Current liability - Distributions payable    $        392             134
                                                ---------       ---------
Partners' equity:
 General partners                                 (5,353)           6,085
 Limited partners                               1,101,477       1,403,008
                                                ---------       ---------
    Total partners' equity                      1,096,124       1,409,093
                                                ---------       ---------
                                             $  1,096,516       1,409,227
                                                =========       =========

                Southwest Oil & Gas Income Fund X-B, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    1998      1997        1998      1997

  Revenues

Oil and gas                   $   158,689    305,748    395,475    678,555
Interest                              306        449        917        759
                                  -------    -------    -------    -------
                                  158,995    306,197    396,392    679,314
                                  -------    -------    -------    -------

  Expenses

Production                        158,884    195,693    342,308    389,628
General and administrative         21,898     18,756     49,456     45,605
Depreciation, depletion and
 amortization                      71,000     29,000    117,000     64,000
Provision for impairment of
 oil and gas properties            67,742          -     67,742          -
                                  -------    -------    -------    -------
                                  319,524    243,449    576,506    499,233
                                  -------    -------    -------    -------
Net income (loss)             $ (160,529)     62,748  (180,114)    180,081
                                  =======    =======    =======    =======
Net income (loss) allocated to:

 Managing General Partner     $   (1,960)      8,257        417     21,967
                                  =======    =======    =======    =======
 General Partner              $     (218)        918         46      2,441
                                  =======    =======    =======    =======
 Limited partners             $ (158,351)     53,573  (180,577)    155,673
                                  =======    =======    =======    =======
  Per limited partner unit    $   (14.54)       4.92    (16.58)      14.30
                                  =======    =======    =======    =======

                Southwest Oil & Gas Income Fund X-B, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          1998      1997

Cash flows from operating activities:

 Cash from oil and gas sales                        $   479,452    748,227
 Cash paid to suppliers                               (395,635)  (432,666)
 Interest received                                          917        759
                                                        -------    -------
  Net cash provided by operating activities              84,734    316,320
                                                        -------    -------
Cash flows from investing activities:

 Additions to oil and gas properties                      (582)    (2,030)
 Sale of oil and gas properties                          51,911      1,977
                                                        -------    -------
  Net cash provided by (used in) investing
   activities                                            51,329       (53)
                                                        -------    -------
Cash flows used in financing activities:

 Distributions to partners                            (132,597)  (320,458)
                                                        -------    -------

Net increase (decrease) in cash and cash
 equivalents                                              3,466    (4,191)

 Beginning of period                                     10,604     13,682
                                                        -------    -------
 End of period                                      $    14,070      9,491
                                                        =======    =======

                                                               (continued)

                Southwest Oil & Gas Income Fund X-B, L.P.

                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          1998      1997

Reconciliation of net income (loss) to net cash provided by operating activities:

Net income (loss)                                   $ (180,114)    180,081

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

  Depreciation, depletion and amortization              117,000     64,000
  Provision for impairment of oil and gas
   properties                                            67,742          -
  Decrease in receivables                                83,977     69,672
  Decrease (increase) in payables                       (3,871)      2,567
                                                        -------    -------
Net cash provided by operating activities           $    84,734    316,320
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

Based on current conditions, management does not anticipate performing workovers during the next few years. The Partnership could possibly experience the following changes; a increase in 1998 and 1999, leveling off in 2000 and beginning a decline in 2001.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. The Partnership reduced the net capitalized costs of oil and gas properties in the quarter ended June 30,1998 by approximately $67,742. The write-down has the effect of reducing net income, but did not affect cash flow or partner distributions. A continuation of the oil price environment experienced during the first half of 1998 will have an adverse affect on the Company's revenues and operating cash flow. Also, further declines in oil prices could result in additional decreases in the carrying value of the Company's oil and gas properties.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1998 and 1997

The following table provides certain information regarding performance factors for the quarters ended June 30, 1998 and 1997:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1998       1997    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    10.06     17.73      (43%)
Average price per mcf of gas             $     1.92      2.12       (9%)
Oil production in barrels                    11,300    13,800      (18%)
Gas production in mcf                        23,400    28,800      (19%)
Gross oil and gas revenue                $  158,689   305,748      (48%)
Net oil and gas revenue                  $    (195)   110,055     (100%)
Partnership distributions                $    9,000   125,000      (92%)
Limited partner distributions            $    8,100   112,500      (92%)
Per unit distribution to limited
 partners                                $      .74     10.33      (92%)
Number of limited partner units              10,889    10,889

Revenues

The Partnership's oil and gas revenues decreased to $158,689 from $305,748 for the quarters ended June 30, 1998 and 1997, respectively, a decrease of 48%. The principal factors affecting the comparison of the quarters ended June 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997 by 43%, or $7.67 per barrel, resulting in a decrease of approximately $105,846 in revenues. Oil sales represented 72% of total oil and gas sales during the quarter ended June 30, 1998 as compared to 80% during the quarter ended June 30, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 9%, or $.20 per mcf, resulting in a decrease of approximately $5,760 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $111,606. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 2,500 barrels or 18% during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997, resulting in a decrease of approximately $25,150 in revenues.

    Gas production decreased approximately 5,400 mcf or 19% during the same period, resulting in a decrease of approximately $10,368 in revenues.

    The  total  decrease  in revenues due to the change  in  production  is
    approximately  $35,518.   The  decrease is  primarily  due  to  natural
    decline.

Costs and Expenses

Total costs and expenses increased to $319,524 from $243,449 for the quarters ended June 30, 1998 and 1997, respectively, an increase of 31%. The increase is the result of lower lease operating costs, offset by an increase in depletion expense and general and administrative expense.

1.  Lease  operating  costs  and  production  taxes  were  19%  lower,   or
    approximately $36,809 less during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 17% or approximately $3,142 during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997.

3. Depletion expense increased to $71,000 for the quarter ended June 30, 1998 from $29,000 for the same period in 1997. This represents an increase of 145%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for January 1, 1998 as compared to 1997. The Partnership reduced the net capitalized costs of oil and gas properties in the quarter ended June 30,1998 by approximately $67,742. The write-down has the effect of reducing net income, but did not affect cash flow or partner distributions.

B. General Comparison of the Six Month Periods Ended June 30, 1998 and 1997

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1998 and 1997:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1998       1997    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    11.95     19.50     (39%)
Average price per mcf of gas             $     1.85      2.27     (19%)
Oil production in barrels                    25,600    28,300     (10%)
Gas production in mcf                        48,500    55,700     (13%)
Gross oil and gas revenue                $  395,475   678,555     (42%)
Net oil and gas revenue                  $   53,167   288,927     (81%)
Partnership distributions                $  132,854   320,555     (58%)
Limited partner distributions            $  120,954   288,755     (58%)
Per unit distribution to limited
 partners                                $    11.11     26.52     (58%)
Number of limited partner units              10,889    10,889

Revenues

The Partnership's oil and gas revenues decreased to $395,475 from $678,555 for the six months ended June 30, 1998 and 1997, respectively, a decrease of 42%. The principal factors affecting the comparison of the six months ended June 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 by 39%, or $7.55 per barrel, resulting in a decrease of approximately $213,665 in revenues. Oil sales represented 77% of total oil and gas sales during the six months ended June 30, 1998 as compared to 81% during the six months ended June 30, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 19%, or $.42 per mcf, resulting in a decrease of approximately $23,394 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $237,059. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 2,700 barrels or 10% during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997, resulting in a decrease of approximately $32,265 in revenues.

    Gas production decreased approximately 7,200 mcf or 13% during the same period, resulting in a decrease of approximately $13,320 in revenues.

    The total decrease in revenues due to the change in production is approximately $45,585.

Costs and Expenses

Total costs and expenses increased to $576,506 from $499,233 for the six months ended June 30, 1998 and 1997, respectively, an increase of 15%. The increase is primarily the result of lower lease operating costs, offset by higher depletion expense and general administrative expense and.

1.  Lease  operating  costs  and  production  taxes  were  12%  lower,   or
    approximately $47,320 less during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 8% or approximately $3,851 during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

3. Depletion expense increased to $117,000 for the six months ended June 30, 1998 from $64,000 for the same period in 1997. This represents an increase of 83%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for January 1, 1998 as compared to 1997. The Partnership reduced the net capitalized costs of oil and gas properties in the quarter ended June 30,1998 by approximately $67,742. The write-down has the effect of reducing net income, but did not affect cash flow or partner distributions.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $84,700 in the six months ended June 30, 1998 as compared to approximately $316,300 in the six months ended June 30, 1997. The primary source of the 1998 cash flow from operating activities was profitable operations.

Cash flows provided by or (used in) investing activities were approximately $51,300 in the six months ended June 30, 1998 as compared to approximately $(50) in the six months ended June 30, 1997. The principle source of the 1998 cash flow from investing activities was the sale of oil and gas properties.

Cash flows used in financing activities were approximately $132,600 in the six months ended June 30, 1998 as compared to approximately $320,500 in the six months ended June 30, 1997. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1998 were $132,854 of which $120,954 was distributed to the limited partners and $11,900 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1998 was $11.11. Total distributions during the six months ended June 30, 1997 were $320,555 of which $288,755 was distributed to the limited partners and $31,800 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1997 was $26.52.

The  sources  for  the  1998 distributions of $132,854  were  oil  and  gas operations of approximately $84,700 and the net change in oil and gas properties of approximately $51,300, with the balance from available cash on hand at the beginning of the period. The source for the 1997 distributions of $320,555 was oil and gas operations of approximately $316,300, offset by the net change in oil and gas properties of approximately $50, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $4,501,647 have been made to the partners. As of June 30, 1998, $4,070,922 or $373.86 per limited partner unit has been distributed to the limited partners, representing a 75% return of the capital contributed.

As of June 30, 1998, the Partnership had approximately $52,224 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

        (a)  Exhibits:

               27 Financial Data Schedule

          (b)  Reports on Form 8-K:

                               No reports on Form 8-K were filed during the
               quarter ended June 30, 1998.

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

Date: August 15, 1998