Form 10-Q
period 1998-09-30
SOUTHWEST OIL & GAS INCOME FUND X-B LP
filed 1998-11-12
CIK 859906

Page 16 of 15
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

                            Yes __X__ No _____

         The total number of pages contained in this report is 16.

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 1997 which are found in the Registrant's Form 10-K Report for 1997 filed with the Securities and Exchange Commission. The December 31, 1997 balance sheet included herein has been taken from the Registrant's 1997 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil and Gas Income Fund X-B, L.P.

                              Balance Sheets

                                              September 30,   December 31,
                                                   1998           1997
                                              -------------   ------------
                                               (unaudited)
Assets

Current assets
 Cash and cash equivalents                     $   11,545         10,604
 Receivable from Managing General Partner           2,939        118,652
 Other receivable                                       -         38,500
                                                ---------      ---------
     Total current assets                          14,484        167,756
                                                ---------      ---------
Oil and gas properties - using the
 full cost method of accounting                 4,540,634      4,552,075
  Less accumulated depreciation,
   depletion and amortization                   3,504,346      3,310,604
                                                ---------      ---------
     Net oil and gas properties                 1,036,288      1,241,471
                                                ---------      ---------
                                               $1,050,772      1,409,227
                                                =========      =========

Liabilities and Partners' Equity

Current liability - Distribution payable       $      311            134
                                                ---------      ---------
Partners' equity
 General partners                                 (9,019)          6,085
 Limited partners                               1,059,480      1,403,008
                                                ---------      ---------
     Total partners' equity                     1,050,461      1,409,093
                                                ---------      ---------
                                               $1,050,772      1,409,227
                                                =========      =========

                Southwest Oil and Gas Income Fund X-B, L.P.

                         Statements of Operations
                                (unaudited)


                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                  1998      1997        1998      1997
                                  ----      ----        ----      ----
Revenues

Oil and gas                  $   178,108   303,167     573,583   981,722
Interest                             119       320       1,037     1,079
Miscellaneous income                   9         -           9         -
                                 -------   -------     ------- ---------
                                 178,236   303,487     574,629   982,801
                                 -------   -------     ------- ---------
Expenses

Production                       189,856   187,802     532,165   577,430
General and administrative        22,544    17,967      72,000    63,572
Depreciation, depletion and
 amortization                      9,000    31,000     126,000    95,000
Provision for impairment of
 oil and gas properties                -         -      67,742         -
                                 -------   -------     ------- ---------
                                 221,400   236,769     797,907   736,002
                                 -------   -------     ------- ---------
Net income (loss)            $  (43,164)    66,718   (223,278)   246,799
                                 =======   =======     ======= =========



Net income (loss) allocated to:

 Managing General Partner    $   (3,075)     8,795     (2,658)    30,762
                                 =======   =======     ======= =========
 General Partner             $     (342)       977       (296)     3,418
                                 =======   =======     ======= =========
 Limited Partners            $  (39,747)    56,946   (220,324)   212,619
                                 =======   =======     ======= =========
  Per limited partner unit   $    (3.65)      5.23      (20.23)    19.53
                                 =======   =======     ======= =========

                Southwest Oil and Gas Income Fund X-B, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1998       1997
                                                       ----       ----

Cash flows from operating activities

 Cash received from oil and gas sales              $  655,900  1,053,814
 Cash paid to suppliers                             (570,760)  (628,511)
 Interest received                                      1,037      1,079
                                                    ---------  ---------
  Net cash provided by operating activities            86,177    426,382
                                                    ---------  ---------
Cash flows from investing activities

 Additions to oil and gas properties                  (1,973)   (22,981)
 Sale of oil and gas properties                        51,914      2,078
                                                    ---------  ---------
  Net cash provided by (used in)
   investing activities                                49,941   (20,903)
                                                    ---------  ---------
Cash flows used in financing activities

 Distributions to partners                          (135,177)  (402,272)
                                                    ---------  ---------
Net increase in cash and cash equivalents                 941      3,207

 Beginning of period                                   10,604     13,682
                                                    ---------  ---------
 End of period                                     $   11,545     16,889
                                                    =========  =========

                                                             (continued)

                Southwest Oil and Gas Income Fund X-B, L.P.

                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1998       1997
                                                       ----       ----
Reconciliation of net income to net (loss) cash provided by operating activities

Net income (loss)                                  $(223,278)    246,799

Adjustments to reconcile net income (loss) to net cash provided by operating activities

 Depreciation, depletion and amortization             126,000     95,000
 Provision for impairment of oil and gas
  properties                                           67,742          -
 Decrease in receivables                               82,308     72,092
 Increase in payables                                  33,405     12,491
                                                      -------    -------
Net cash provided by operating activities          $   86,177    426,382
                                                      =======    =======

                Southwest Oil and Gas Income Fund X-B, L.P.

                       Note to Financial Statements

Subsequent Events

The Partnership, subsequent to September 30, 1998 sold its interest in a portion of non-operated oil and gas properties. The Partnership's interests in the wells were sold for $110,920 net proceeds, after post closing adjustments. The proceeds from the sale represented 10.64% of the Partnership's total assets at December 31, 1997.

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

Based on current conditions, management does not anticipate performing workovers during the next few years. The Partnership could possibly experience the following changes; an increase in 1998 and 1999, leveling off in 2000 and beginning a decline in 2001.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. For the quarter ended September 30, 1998, the net capitalized cost did not exceed the estimated present value of oil and gas reserves. A continuation of the oil price environment experienced during the first three quarters of 1998 will have an adverse affect on the Company's revenues and operating cash flow. Also, further declines in oil prices could result in additional decreases in the carrying value of the Company's oil and gas properties.

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 1998 and 1997

The following table provides certain information regarding performance factors for the quarters ended September 30, 1998 and 1997:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1998      1997   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   10.91     17.20   (37%)
Average price per mcf of gas               $    2.01      2.06    (2%)
Oil production in barrels                     12,600    14,300   (12%)
Gas production in mcf                         20,200    27,800   (27%)
Gross oil and gas revenue                  $ 178,108   303,167   (41%)
Net oil and gas revenue                    $(11,748)   115,365  (110%)
Partnership distributions                  $   2,500    82,000   (97%)
Limited partner distributions              $   2,250    73,800   (97%)
Per unit distribution to limited partners  $     .21      6.78   (97%)
Number of limited partner units               10,889    10,889


Revenues

The Partnership's oil and gas revenues decreased to $178,108 from $303,167 for the quarters ended September 30, 1998 and 1997, respectively, a decrease of 41%. The principal factors affecting the comparison of the quarters ended September 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997 by 37%, or $6.29 per barrel, resulting in a decrease of approximately $89,900 in revenues. Oil sales represented 77% of total oil and gas sales during the quarter ended September 30, 1998 as compared to 81% during the quarter ended September 30, 1997.

    The average price for a mcf of gas received by the Partnership decreased during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997 by 2%, or $.05 per mcf, resulting in a decrease of approximately $1,400 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $91,300. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,700 barrels or 12% during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997, resulting in a decrease of approximately $18,500 in revenues.

    Gas production decreased approximately 7,600 mcf or 27% during the same period, resulting in a decrease of approximately $15,300 in revenues.

    The total decrease in revenues due to the change in production is approximately $33,800. The decrease is primarily a result of property sales.

Costs and Expenses

Total costs and expenses decreased to $221,400 from $236,769 for the quarters ended September 30, 1998 and 1997, respectively, a decrease of 6%. The decrease is the result of lower depletion expense, partially offset by an increase in lease operating costs and general and administrative expense.

1. Lease operating costs and production taxes were 1% higher, or approximately $2,100 more during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 25% or approximately $4,600 during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997. The increase in general and administrative costs are due largely to higher accounting fees. The 10-Q's are now required to be reviewed based on new accounting pronouncements.

3. Depletion expense decreased to $9,000 for the quarter ended September 30, 1998 from $31,000 for the same period in 1997. This represents a decrease of 71%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the decrease in the price of oil and the decline in gross oil and gas revenues.

B.   General Comparison of the Nine Month Periods Ended September 30,  1998
and 1997

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 1998 and 1997:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1998      1997   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   11.61     18.73    (38%)
Average price per mcf of gas               $    1.90      2.20    (14%)
Oil production in barrels                     38,200    42,600    (10%)
Gas production in mcf                         68,700    83,500    (18%)
Gross oil and gas revenue                  $ 573,583   981,722    (42%)
Net oil and gas revenue                    $  41,418   404,292    (90%)
Partnership distributions                  $ 135,354   402,555    (66%)
Limited partner distributions              $ 123,204   362,555    (66%)
Per unit distribution to limited partners  $   11.31     33.30    (66%)
Number of limited partner units               10,889    10,889

Revenues

The Partnership's oil and gas revenues decreased to $573,583 from $981,722 for the nine months ended September 30, 1998 and 1997, respectively, a decrease of 42%. The principal factors affecting the comparison of the nine months ended September 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 by 38%, or $7.12 per barrel, resulting in a decrease of approximately $303,300 in revenues. Oil sales represented 77% of total oil and gas sales during the nine months ended September 30, 1998 as compared to 81% during the nine months ended September 30, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 14%, or $.30 per mcf, resulting in a decrease of approximately $25,100 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $328,400. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 4,400 barrels or 10% during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997, resulting in a decrease of approximately $51,100 in revenues.

    Gas production decreased approximately 14,800 mcf or 18% during the same period, resulting in a decrease of approximately $28,100 in revenues.

    The total decrease in revenues due to the change in production is approximately $79,200. The decrease is primarily a result of property sales.


Costs and Expenses

Total costs and expenses increased to $797,907 from $736,002 for the nine months ended September 30, 1998 and 1997, respectively, an increase of 8%. The increase is the result of higher general and administrative expense and depletion expense, partially offset by a decrease in lease operating costs.

1. Lease   operating  costs  and  production  taxes  were  8%   lower,   or
   approximately $45,300 less during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 13% or approximately $8,400 during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The increase in general and administrative costs are due largely to higher accounting fees. The 10-Q's are now required to be reviewed based on new accounting pronouncements.

3. Depletion expense increased to $126,000 for the nine months ended September 30, 1998 from $95,000 for the same period in 1997. This represents an increase of 33%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil used to determine the Partnership's reserves for October 1, 1998 as compared to January 1, 1997 and the decline in gross oil and gas revenues. The decrease in price has also dropped the basis of the reserves because of the negative economics on some wells.

4. The net capitalized costs for the nine months ended September 30, 1998 exceeded the estimated present value of oil and gas reserves, discounted at 10% in the amount of $67,742, such excess costs were charged to current expense. The write-down had the effect of reducing net income, but did not affect cash flow or partner distributions.

Liquidity and Capital Resources
The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $86,200 in the nine months ended September 30, 1998 as compared to approximately $426,400 in the nine months ended September 30, 1997. The primary source of the 1998 cash flow from operating activities was profitable operations.

Cash flows provided by or (used in) investing activities were approximately $49,900 in the nine months ended September 30, 1998 as compared to approximately $(20,900) in the nine months ended September 30, 1997. The principle use of the 1998 cash flow from investing activities was the change in oil and gas properties.

Cash flows used in financing activities were approximately $135,200 in the nine months ended September 30, 1998 as compared to approximately $402,300 in the nine months ended September 30, 1997. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 1998 were $135,354 of which $123,204 was distributed to the limited partners and $12,500 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1998 was $11.31. Total distributions during the nine months ended September 30, 1997 were $402,555 of which $362,555 was distributed to the limited partners and $40,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1997 was $33.30.

The sources for the 1998 distributions of $135,354 were oil and gas operations of approximately $86,200 and the change in oil and gas property of approximately $49,900, resulting in excess cash for contingencies or subsequent distributions. The source for the 1997 distributions of $402,555 was oil and gas operations of approximately $426,400, partially offset by a change in oil and gas property of approximately $20,900, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $4,504,147 have been made to the partners. As of September 30, 1998, $4,073,172 or $374.06 per limited partner unit has been distributed to the limited partners, representing a 75% return of the capital contributed.

As of September 30, 1998, the Partnership had approximately $14,200 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Information Systems for the Year 2000
The Partnership relies on the Managing General Partner for their data processing requirements. This includes use of a program designed and implemented by Midland Southwest Software, the Managing General Partner's software subsidiary. Midland Southwest Software currently has a year 2000 plan in effect. They have surveyed existing programs and hardware and estimate a compliance date of early 1999. Determination of the total cost in connection with the year 2000 compliance issue is difficult to determine due to the fact that they are in the process of developing their new 1998 version of marketed oil and gas software, which has, from inception, included year 2000 compliance. Third party software programs utilized by the Managing General Partner are either in compliance or are not affected by the year 2000, with the exception of the payroll service, which is currently modifying its system to accurately handle the Year 2000 issue.

The Managing General Partner has not completed its evaluation of its vendors or suppliers systems to determine the effect, if any, the non-compliance of such systems would have on the operations of the Managing General Partner. Plans are under way to perform an audit in late 1998 or early 1999 to determine the effect of non-compliance of its vendors and suppliers on the Managing General Partner and thus formulate a contingency plan.

A potential source of risk includes, but is not limited to, the inability of principal purchasers and suppliers to be year 2000 compliant, which could have a material effect on the Managing General Partner's production, cash flow and overall financial condition, notwithstanding the Managing General Partner's actions to prepare its own information systems. The Managing General Partner currently does not have a contingency plan in place to cover any unforeseen problems encountered that relate to the year 2000, but intends to produce one before the end of the fiscal year.

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

Date:     November 15, 1998