Form 10-Q
period 1999-03-31
SOUTHWEST OIL & GAS INCOME FUND X-B LP
filed 1999-05-13
CIK 859906

15 of 15

                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

                            Yes   X   No

        The total number of pages contained in this report is 15.

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1998 which are found in the Registrant's Form 10-K Report for 1998 filed with the Securities and Exchange Commission. The December 31, 1998 balance sheet included herein has been taken from the Registrant's 1998 Form 10-K Report. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund X-B, L.P.

                              Balance Sheets


                                                  March 31,     December 31,
                                                     1999           1998
                                                  ---------     ------------
                                                 (unaudited)
  Assets

Current assets:
 Cash and cash equivalents                    $     17,812         47,027
 Receivable from Managing General Partner           36,230         21,511
                                                 ---------      ---------
    Total current assets                            54,042         68,538
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  4,406,655      4,406,130
  Less accumulated depreciation,
   depletion and amortization                    4,039,706      4,025,706
                                                 ---------      ---------
    Net oil and gas properties                     366,949        380,424
                                                 ---------      ---------
                                              $    420,991        448,962
                                                 =========      =========
  Liabilities and Partners' Equity

Current liability - Distributions payable     $         97             97
                                                 ---------      ---------
Partners' equity:
 General partners                                 (12,251)       (10,854)
 Limited partners                                  433,145        459,719
                                                 ---------      ---------
    Total partners' equity                         420,894        448,865
                                                 ---------      ---------
                                              $    420,991        448,962
                                                 =========      =========

                Southwest Oil & Gas Income Fund X-B, L.P.

                         Statements of Operations
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          1999      1998
                                                          ----      ----
  Revenues

Oil and gas                                         $   129,993    236,786
Interest                                                    305        611
                                                        -------    -------
                                                        130,298    237,397
                                                        -------    -------
  Expenses

Production                                              123,858    183,424
General and administrative                               20,411     27,558
Depreciation, depletion and amortization                 14,000     46,000
                                                        -------    -------
                                                        158,269    256,982
                                                        -------    -------
Net loss                                            $  (27,971)   (19,585)
                                                        =======    =======
Net loss allocated to:

 Managing General Partner                           $   (1,257)      2,377
                                                        =======    =======
 General partner                                    $     (140)        264
                                                        =======    =======
 Limited partners                                   $  (26,574)   (22,226)
                                                        =======    =======
  Per limited partner unit                          $    (2.44)     (2.05)
                                                        =======    =======

                Southwest Oil & Gas Income Fund X-B, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          1999      1998
                                                          ----      ----
Cash flows from operating activities:

 Cash from oil and gas sales                        $   113,663    285,846
 Cash paid to suppliers                               (142,658)  (204,602)
 Interest received                                          305        611
                                                       --------   --------
   Net cash provided by (used in) operating activities             (28,690)
81,855
                                                       --------   --------
Cash flows from investing activities:

 Additions to oil and gas properties                      (525)       (43)
 Sale of oil and gas properties                               -     45,305
                                                       --------   --------
   Net cash provided by (used in) investing activities                (525)
45,262
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                                    -  (123,470)
                                                       --------   --------
Net  increase (decrease) in cash and cash equivalents              (29,215)
3,647

 Beginning of period                                     47,027     10,604
                                                       --------   --------
 End of period                                      $    17,812     14,251
                                                       ========   ========

                                                               (continued)

                Southwest Oil & Gas Income Fund X-B, L.P.

                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          1999      1998
                                                          ----      ----
Reconciliation of net loss to net cash
 provided by (used in) operating activities:

Net loss                                            $  (27,971)   (19,585)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

  Depreciation, depletion and amortization               14,000     46,000
  Decrease (increase) in receivables                   (16,330)     49,060
  Increase in payables                                    1,611      6,380
                                                        -------    -------
Net cash provided by (used in) operating activities $  (28,690)     81,855
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 1999, and for the three months ended March 31, 1999, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998.

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

Based on current conditions, management does not anticipate performing workovers during the next few years to enhance production.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of March 31, 1999, the net capitalized costs did not exceed the estimated present value of oil and gas reserves. A continuation of the oil price environment experienced during 1998 will have an adverse affect on the Company's revenues and operating cash flow. Also, further declines in oil prices could result in additional decreases in the carrying value of the Company's oil and gas properties.

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 1999 and 1998

The following table provides certain information regarding performance factors for the quarters ended March 31, 1999 and 1998:

                                               Three Months
                                                  Ended         Percentage
                                                March 31,        Increase
                                              1999      1998    (Decrease)
                                              ----      ----    ----------
Average price per barrel of oil           $    9.71     13.44    (28%)
Average price per mcf of gas              $    1.81      1.77       2%
Oil production in barrels                    11,100    14,300    (22%)
Gas production in mcf                        12,300    25,100    (51%)
Gross oil and gas revenue                 $ 129,993   236,786    (45%)
Net oil and gas revenue                   $   6,135    53,362    (89%)
Partnership distributions                 $       -   123,854   (100%)
Limited partner distributions             $       -   112,854   (100%)
Per unit distribution to limited
 partners                                 $       -     10.37   (100%)
Number of limited partner units              10,889    10,889

Revenues

The Partnership's oil and gas revenues decreased to $129,993 from $236,786 for the quarters ended March 31, 1999 and 1998, respectively, a decrease of 45%. The principal factors affecting the comparison of the quarters ended March 31, 1999 and 1998 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998 by 28%, or $3.73 per barrel, resulting in a decrease of approximately $53,300 in revenues. Oil sales represented 83% of total oil and gas sales during the quarters ended March 31, 1999 as compared to 81% during the quarter ended March 31, 1998.

    The average price for an mcf of gas received by the Partnership increased during the same period by 2%, or $.04 per mcf, resulting in an increase of approximately $1,000 in revenues.

    The net total decrease in revenues due to the change in prices received from oil and gas production is approximately $52,300. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 3,200 barrels or 22% during the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998, resulting in a decrease of approximately $31,100 in revenues.

    Gas production decreased approximately 12,800 mcf or 51% during the same period, resulting in a decrease of approximately $23,200 in revenues.

    The total decrease in revenues due to the change in production is approximately $54,300. The decrease in production is due primarily to property sales.

Costs and Expenses

Total costs and expenses decreased to $158,269 from $256,982 for the quarters ended March 31, 1999 and 1998, respectively, a decrease of 38%. The decrease is the result of lower general and administrative expense, depletion expense and lease operating costs.

1. Lease operating costs and production taxes were 32% lower, or approximately $59,600 less during the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998. The decline in lease operating costs is primarily in relation to the drop in oil prices which made it uneconomical to perform workovers necessary to increase production and perform major repairs thus making it necessary to shut-in some wells.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 26% or approximately $7,100 during the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998. The decrease of general and administrative costs for the quarter were in part due to additional accounting costs incurred in 1998 in relation to the outsourcing of K-1 tax package preparation; a change in auditors requiring opinions from both the predecessors and successor auditors and a new accounting pronouncement requiring review by the independent auditors of the 10-Q's. The Managing General Partner has also made an effort to cut back on general and administrative costs whenever and wherever possible.

3. Depletion expense decreased to $14,000 for the quarter ended March 31, 1999 from $46,000 for the same period in 1998. This represents a decrease of 70%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decrease in depletion expense between the comparative periods was the decrease in the price of oil used to determine the Partnership's reserves, and the decline in oil and gas sales.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by (used in) operating activities were approximately $(28,700) in the quarter ended March 31, 1999 as compared to approximately $81,900 in the quarter ended March 31, 1998. The primary use of the 1999 cash flow from operating activities was operations.

Cash flows provided by (used in) investing activities were approximately $(500) in the quarter ended March 31, 1999 as compared to approximately $45,300 in the quarter ended March 31, 1998. The principle use of the 1999 cash flow from investing activities was the additions to oil and gas properties.

There were no cash flows used in financing activities in the quarter ended March 31, 1999 as compared to approximately $123,500 in the quarter ended March 31, 1998.

There were no distributions during the quarter ended March 31, 1999. Total distributions during the quarter ended March 31, 1998 were $123,854 of which $112,854 was distributed to the limited partners and $11,000 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 1998 was $10.36.

The sources for the 1998 distributions of $123,500 were oil and gas operations of approximately $81,900 and the sale of oil and gas properties of approximately $45,300.

Since inception of the Partnership, cumulative monthly cash distributions of $4,566,027 have been made to the partners. As of March 31, 1999, $4,135,052 or $379.75 per limited partner unit has been distributed to the limited partners, representing a 76% return of the capital contributed.

As of March 31, 1999, the Partnership had approximately $53,900 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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


Date:  May 14, 1999