Form 10-Q
period 1999-06-30
SOUTHWEST OIL & GAS INCOME FUND X-B LP
filed 1999-08-12
CIK 859906

5 of 16
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

                            Yes   X   No

        The total number of pages contained in this report is 17.

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1998 which are found in the Registrant's Form 10-K Report for 1998 filed with the Securities and Exchange Commission. The December 31, 1998 balance sheet included herein has been taken from the Registrant's 1998 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund X-B, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1999            1998
                                                ---------      ------------
                                               (unaudited)

  Assets

Current assets:
 Cash and cash equivalents                   $     13,127          47,027
 Receivable from Managing General Partner          44,701          21,511
                                                ---------       ---------
    Total current assets                           57,828          68,538
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 4,409,748       4,406,130
  Less accumulated depreciation,
   depletion and amortization                   4,046,706       4,025,706
                                                ---------       ---------
    Net oil and gas properties                    363,042         380,424
                                                ---------       ---------
                                             $    420,870         448,962
                                                =========       =========

  Liabilities and Partners' Equity

Current liability - Distributions payable    $        550              97
                                                ---------       ---------
Partners' equity:
 General partners                                (11,609)        (10,854)
 Limited partners                                 431,929         459,719
                                                ---------       ---------
    Total partners' equity                        420,320         448,865
                                                ---------       ---------
                                             $    420,870         448,962
                                                =========       =========

                Southwest Oil & Gas Income Fund X-B, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    1999      1998        1999      1998

  Revenues

Oil and gas                   $   168,558    158,689    298,551    395,475
Interest                               70        306        376        917
                                  -------    -------    -------    -------
                                  168,628    158,995    298,927    396,392
                                  -------    -------    -------    -------

  Expenses

Production                        141,589    158,884    265,448    342,308
General and administrative         20,613     21,898     41,024     49,456
Depreciation, depletion and
 amortization                       7,000     71,000     21,000    117,000
Provision for impairment of
 oil and gas properties                 -     67,742          -     67,742
                                  -------    -------    -------    -------
                                  169,202    319,524    327,472    576,506
                                  -------    -------    -------    -------
Net income (loss)             $     (574)  (160,529)   (28,545)  (180,114)
                                  =======    =======    =======    =======
Net income (loss) allocated to:

 Managing General Partner     $       578    (1,960)      (679)        417
                                  =======    =======    =======    =======
 General Partner              $        65      (218)       (76)         46
                                  =======    =======    =======    =======
 Limited partners             $   (1,217)  (158,351)   (27,790)  (180,577)
                                  =======    =======    =======    =======
  Per limited partner unit    $     (.11)    (14.54)     (2.55)    (16.58)
                                  =======    =======    =======    =======

                Southwest Oil & Gas Income Fund X-B, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          1999      1998

Cash flows from operating activities:

 Cash from oil and gas sales                        $   259,074    479,452
 Cash paid to suppliers                               (290,185)  (395,635)
 Interest received                                          376        917
                                                        -------    -------
  Net cash provided by (used in) operating activities  (30,735)     84,734
                                                        -------    -------
Cash flows from investing activities:

 Additions to oil and gas properties                    (3,618)      (582)
 Sale of oil and gas properties                               -     51,911
                                                        -------    -------
  Net cash provided by (used in) investing
   activities                                           (3,618)     51,329
                                                        -------    -------
Cash flows used in financing activities:

 Distributions to partners                                  453  (132,597)
                                                        -------    -------

Net increase (decrease) in cash and cash
 equivalents                                           (33,900)      3,466

 Beginning of period                                     47,027     10,604
                                                        -------    -------
 End of period                                      $    13,127     14,070
                                                        =======    =======

                                                               (continued)

                Southwest Oil & Gas Income Fund X-B, L.P.

                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          1999      1998

Reconciliation of net income (loss) to net cash provided by (used in) operating activities:

Net income (loss)                                   $  (28,545)  (180,114)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

  Depreciation, depletion and amortization               21,000    117,000
  Provision for impairment of oil and gas
   properties                                                 -     67,742
  (Increase) decrease in receivables                   (39,477)     83,977
  (Decrease) increase in payables                        16,287    (3,871)
                                                        -------    -------
Net cash provided by (used in) operating activities $  (30,735)     84,734
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 1999, and for the three and six months ended June 30, 1999, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 1999, the net capitalized costs did not exceed the estimated present value of the Partnership's reserves. The oil price environment experienced during 1998 had an adverse affect on the Company's revenues and operating cash flow. Further declines of oil prices during 1999 could result in additional decreases in the carrying value of the Company's oil and gas properties.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1999 and 1998

The following table provides certain information regarding performance factors for the quarters ended June 30, 1999 and 1998:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1999       1998    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    14.77     10.06        47%
Average price per mcf of gas             $     2.25      1.92        17%
Oil production in barrels                     9,300    11,300      (18%)
Gas production in mcf                        13,700    23,400      (41%)
Gross oil and gas revenue                $  168,558   158,689         6%
Net oil and gas revenue                  $   26,969     (195)    13,930%
Partnership distributions                $        -     9,000     (100%)
Limited partner distributions            $        -     8,100     (100%)
Per unit distribution to limited
 partners                                $        -       .74     (100%)
Number of limited partner units              10,889    10,889

Revenues

The Partnership's oil and gas revenues increased to $168,558 from $158,689 for the quarters ended June 30, 1999 and 1998, respectively, an increase of 6%. The principal factors affecting the comparison of the quarters ended June 30, 1999 and 1998 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998 by 47%, or $4.71 per barrel, resulting in an increase of approximately $53,200 in revenues. Oil sales represented 82% of total oil and gas sales during the quarter ended June 30, 1999 as compared to 72% during the quarter ended June 30, 1998.

    The average price for an mcf of gas received by the Partnership increased during the same period by 17%, or $.33 per mcf, resulting in an increase of approximately $7,700 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $60,900. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 2,000 barrels or 18% during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998, resulting in a decrease of approximately $29,500 in revenues.

    Gas production decreased approximately 9,700 mcf or 41% during the same period, resulting in a decrease of approximately $21,800 in revenues.

    The total decrease in revenues due to the change in production is approximately $51,300. The decline in production is primarily due to property sales in 1998 and downtime on two oil wells.

Costs and Expenses

Total costs and expenses decreased to $169,202 from $319,524 for the quarters ended June 30, 1999 and 1998, respectively, a decrease of 47%. The decrease is the result of lower lease operating costs, depletion expense and general and administrative expense.

1.  Lease  operating  costs  and  production  taxes  were  11%  lower,   or
    approximately $17,300 less during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 6% or approximately $1,300 during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998.

3. Depletion expense decreased to $7,000 for the quarter ended June 30, 1999 from $71,000 for the same period in 1998. This represents a decrease of 90%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for April 1, 1999 as compared to 1998 and the decrease in gross oil and gas revenues. The Partnership reduced the net capitalized costs of oil and gas properties in the quarter ended June 30,1998 by approximately $67,742. The write-down had the effect of reducing net income, but did not affect cash flow or partner distributions.

B. General Comparison of the Six Month Periods Ended June 30, 1999 and 1998

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1999 and 1998:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1999       1998    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    12.27     11.95        3%
Average price per mcf of gas             $     1.86      1.85        1%
Oil production in barrels                    20,200    25,600     (21%)
Gas production in mcf                        27,300    48,500     (44%)
Gross oil and gas revenue                $  298,551   395,475     (25%)
Net oil and gas revenue                  $   33,103    53,167     (38%)
Partnership distributions                $        -   132,854    (100%)
Limited partner distributions            $        -   120,954    (100%)
Per unit distribution to limited
 partners                                $        -     11.11    (100%)
Number of limited partner units              10,889    10,889

Revenues

The Partnership's oil and gas revenues decreased to $298,551 from $395,475 for the six months ended June 30, 1999 and 1998, respectively, a decrease of 25%. The principal factors affecting the comparison of the six months ended June 30, 1999 and 1998 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 by 3%, or $.32 per barrel, resulting in an increase of approximately $8,200 in revenues. Oil sales represented 83% of total oil and gas sales during the six months ended June 30, 1999 as compared to 77% during the six months ended June 30, 1998.

    The average price for an mcf of gas received by the Partnership increased during the same period by 1%, or $.01 per mcf, resulting in an increase of approximately $500 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $8,700. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 5,400 barrels or 21% during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998, resulting in a decrease of approximately $66,300 in revenues.

    Gas production decreased approximately 21,200 mcf or 44% during the same period, resulting in a decrease of approximately $39,400 in revenues.

    The total decrease in revenues due to the change in production is approximately $105,700. The decline in production is primarily due to property sales in 1998 and downtime on two oil wells.

Costs and Expenses

Total costs and expenses decreased to $327,472 from $576,506 for the six months ended June 30, 1999 and 1998, respectively, a decrease of 43%. The decrease is primarily the result of lower lease operating costs, depletion expense and general administrative expense.

1. Lease operating costs and production taxes were 22% lower, or approximately $77,000 less during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The decline in lease operating costs is primarily in relation to the drop in oil prices experienced throughout 1998 and into the first six months of 1999, which made it uneconomical to perform workovers necessary to increase production and perform major repairs thus making it necessary to shut-in some wells.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 17% or approximately $8,400 during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The decrease of general and administrative costs were in part due to additional accounting costs incurred in 1998 in relation to the outsourcing of K-1 tax package preparation; a change in auditors requiring opinions from both the predecessors and successor auditors and a new accounting pronouncement requiring review by the independent auditors of the 10-Q's. The Managing General Partner has also made an effort to cut back on general and administrative costs whenever and wherever possible.

3. Depletion expense decreased to $21,000 for the six months ended June 30, 1999 from $117,000 for the same period in 1998. This represents a decrease of 82%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for April 1, 1999 as compared to 1998 and the decrease in gross oil and gas revenues. The Partnership reduced the net capitalized costs of oil and gas properties in the quarter ended June 30,1998 by approximately $67,742. The write-down had the effect of reducing net income, but did not affect cash flow or partner distributions.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by or (used in) operating activities were approximately
$(30,700)   in  the  six  months  ended  June  30,  1999  as  compared   to
approximately $84,700 in the six months ended June 30, 1998.

Cash flows provided by or (used in) investing activities were approximately $(3,600) in the six months ended June 30, 1999 as compared to approximately $51,300 in the six months ended June 30, 1998. The principle use of the 1999 cash flow from investing activities was the addition of oil and gas properties.

Cash flows used in financing activities were approximately $(500) in the six months ended June 30, 1999 as compared to approximately $132,600 in the six months ended June 30, 1998.

There were no distributions during the six months ended June 30, 1999. Total distributions during the six months ended June 30, 1998 were $132,854 of which $120,954 was distributed to the limited partners and $11,900 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1998 was $11.11.

The sources for the 1998 distributions of $132,854 were oil and gas operations of approximately $84,700 and the net change in oil and gas properties of approximately $51,300, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $4,566,027 have been made to the partners. As of June 30, 1999, $4,135,052 or $379.75 per limited partner unit has been distributed to the limited partners, representing a 76% return of the capital contributed.

As of June 30, 1999, the Partnership had approximately $57,300 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

        (a)  Exhibits:

               27 Financial Data Schedule

          (b)  Reports on Form 8-K:

                               No reports on Form 8-K were filed during the
               quarter ended June 30, 1999.

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

Date: August 15, 1999