Form 10-Q
period 1999-09-30
SOUTHWEST OIL & GAS INCOME FUND X-B LP
filed 1999-11-09
CIK 859906

Page 7 of 18
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

                            Yes __X__ No _____

         The total number of pages contained in this report is 18.

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 1998 which are found in the Registrant's Form 10-K Report for 1998 filed with the Securities and Exchange Commission. The December 31, 1998 balance sheet included herein has been taken from the Registrant's 1998 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil and Gas Income Fund X-B, L.P.

                              Balance Sheets

                                              September 30,   December 31,
                                                   1999           1998
                                              -------------   ------------
                                               (unaudited)
Assets

Current assets
 Cash and cash equivalents                     $   33,235         47,027
 Receivable from Managing General Partner          78,705         21,511
                                                ---------      ---------
     Total current assets                         111,940         68,538
                                                ---------      ---------
Oil and gas properties - using the
 full cost method of accounting                 4,422,076      4,406,130
  Less accumulated depreciation,
   depletion and amortization                   4,050,706      4,025,706
                                                ---------      ---------
     Net oil and gas properties                   371,370        380,424
                                                ---------      ---------
                                               $  483,310        448,962
                                                =========      =========

Liabilities and Partners' Equity

Current liability - Distribution payable       $      550             97
                                                ---------      ---------
Partners' equity
 General partners                                 (4,965)       (10,854)
 Limited partners                                 487,725        459,719
                                                ---------      ---------
     Total partners' equity                       482,760        448,865
                                                ---------      ---------
                                               $  483,310        448,962
                                                =========      =========

                Southwest Oil and Gas Income Fund X-B, L.P.

                         Statements of Operations
                                (unaudited)


                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                  1999      1998        1999      1998
                                  ----      ----        ----      ----
Revenues

Oil and gas                  $   205,365   178,108     503,916   573,583
Interest                             131       119         507     1,037
Miscellaneous income                   -         9           -         9
                                 -------   -------     ------- ---------
                                 205,496   178,236     504,423   574,629
                                 -------   -------     ------- ---------
Expenses

Production                       120,886   189,856     386,334   532,165
General and administrative        18,170    22,544      59,194    72,000
Depreciation, depletion and
 amortization                      4,000     9,000      25,000   126,000
Provision for impairment of
 oil and gas properties                -         -           -    67,742
                                 -------   -------     ------- ---------
                                 143,056   221,400     470,528   797,907
                                 -------   -------     ------- ---------
Net income (loss)            $    62,440  (43,164)      33,895 (223,278)
                                 =======   =======     ======= =========



Net income (loss) allocated to:

 Managing General Partner    $     5,980   (3,075)       5,300   (2,658)
                                 =======   =======     ======= =========
 General Partner             $       664     (342)         589     (296)
                                 =======   =======     ======= =========
 Limited Partners            $    55,796  (39,747)      28,006 (220,324)
                                 =======   =======     ======= =========
  Per limited partner unit   $      5.12    (3.65)        2.57    (20.23)
                                 =======   =======     ======= =========

                Southwest Oil and Gas Income Fund X-B, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1999       1998
                                                       ----       ----

Cash flows from operating activities

 Cash received from oil and gas sales              $  426,222    655,900
 Cash paid to suppliers                             (425,028)  (570,760)
 Interest received                                        507      1,037
                                                    ---------  ---------
  Net cash provided by operating activities             1,701     86,177
                                                    ---------  ---------
Cash flows from investing activities

 Additions to oil and gas properties                 (15,946)    (1,973)
 Sale of oil and gas properties                             -     51,914
                                                    ---------  ---------
  Net cash provided by (used in)
   investing activities                              (15,946)     49,941
                                                    ---------  ---------
Cash flows used in financing activities

 Distributions to partners                                453  (135,177)
                                                    ---------  ---------
Net (decrease) increase in cash and cash equivalents            (13,792)
941

 Beginning of period                                   47,027     10,604
                                                    ---------  ---------
 End of period                                     $   33,235     11,545
                                                    =========  =========

                                                             (continued)

                Southwest Oil and Gas Income Fund X-B, L.P.

                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1999       1998
                                                       ----       ----
Reconciliation of net income (loss) to net cash provided by operating activities

Net income (loss)                                  $   33,895  (223,278)

Adjustments to reconcile net income (loss) to net cash provided by operating activities

 Depreciation, depletion and amortization              25,000    126,000
 Provision for impairment of oil and gas
  properties                                                -     67,742
 (Increase) decrease in receivables                  (77,694)     82,308
 Increase in payables                                  20,500     33,405
                                                      -------    -------
Net cash provided by operating activities          $    1,701     86,177
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 1999, and for the three and nine months ended September 30, 1999, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998.

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

Based on current conditions, management does not anticipate performing workovers during the next year. The Partnership could possibly experience the following changes; steady production in 2000 beginning a decline in 2001.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. For the quarter ended September 30, 1999, the net capitalized cost did not exceed the estimated present value of oil and gas reserves. A return to the oil price environment experienced during the first two quarters of 1999 would have an adverse affect on the Company's revenues and operating cash flow. Also, further declines in oil prices could result in additional decreases in the carrying value of the Company's oil and gas properties.

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 1999 and 1998

The following table provides certain information regarding performance factors for the quarters ended September 30, 1999 and 1998:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1999      1998   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   19.19     10.91     76%
Average price per mcf of gas               $    2.59      2.01     29%
Oil production in barrels                      8,770    12,600   (30%)
Gas production in mcf                         14,320    20,200   (29%)
Gross oil and gas revenue                  $ 205,365   178,108     15%
Net oil and gas revenue                    $  84,479  (11,748)    819%
Partnership distributions                  $       -     2,500  (100%)
Limited partner distributions              $       -     2,250  (100%)
Per unit distribution to limited partners  $       -       .21  (100%)
Number of limited partner units               10,889    10,889


Revenues

The Partnership's oil and gas revenues increased to $205,365 from $178,108 for the quarters ended September 30, 1999 and 1998, respectively, an increase of 15%. The principal factors affecting the comparison of the quarters ended September 30, 1999 and 1998 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998 by 76%, or $8.28 per barrel, resulting in an increase of approximately $104,300 in revenues. Oil sales represented 82% of total oil and gas sales during the quarter ended September 30, 1999 as compared to 77% during the quarter ended September 30, 1998.

    The average price for a mcf of gas received by the Partnership increased during the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998 by 29%, or $.58 per mcf, resulting in an increase of approximately $11,700 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $116,000. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 3,830 barrels or 30% during the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998, resulting in a decrease of approximately $73,500 in revenues.

    Gas production decreased approximately 5,880 mcf or 29% during the same period, resulting in a decrease of approximately $15,200 in revenues.

    The total decrease in revenues due to the change in production is approximately $88,700. The decrease in production was due primarily to property sales and downtime.

Costs and Expenses

Total costs and expenses decreased to $143,056 from $221,400 for the quarters ended September 30, 1999 and 1998, respectively, a decrease of 35%. The decrease is the result of lower depletion expense, lease operating costs and general and administrative expense.

1. Lease operating costs and production taxes were 36% lower, or approximately $69,000 less during the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998. The decline in lease operating costs is primarily in relation to the drop in oil prices experienced throughout 1998 and into the first six months of 1999, which made it uneconomical to perform workovers and major repairs. Although prices have increased during the third quarter of 1999, only routine repairs and maintenance for the most part are being performed.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 19% or approximately $4,400 during the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998. The decrease of general and administrative costs were in part due to additional accounting costs incurred in 1998 in relation to the outsourcing of K-1 tax package preparation; a change in auditors requiring opinions from both the predecessors and successor auditors and a new accounting pronouncement requiring review by the independent auditors of the 10-Q's. The Managing General Partner has also made an effort to cut back on general and administrative costs whenever and wherever possible.

3. Depletion expense decreased to $4,000 for the quarter ended September 30, 1999 from $9,000 for the same period in 1998. This represents a decrease of 56%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for October 1, 1999 as compared to 1998.

B.   General Comparison of the Nine Month Periods Ended September 30,  1999
and 1998

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 1999 and 1998:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1999      1998   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   14.37     11.61      24%
Average price per mcf of gas               $    2.11      1.90      11%
Oil production in barrels                     28,970    38,200    (24%)
Gas production in mcf                         41,620    68,700    (39%)
Gross oil and gas revenue                  $ 503,916   573,583    (12%)
Net oil and gas revenue                    $ 117,582    41,418     184%
Partnership distributions                  $       -   135,354   (100%)
Limited partner distributions              $       -   123,204   (100%)
Per unit distribution to limited partners  $       -     11.31   (100%)
Number of limited partner units               10,889    10,889

Revenues

The Partnership's oil and gas revenues decreased to $503,916 from $573,583 for the nine months ended September 30, 1999 and 1998, respectively, a decrease of 12%. The principal factors affecting the comparison of the nine months ended September 30, 1999 and 1998 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 by 24%, or $2.76 per barrel, resulting in an increase of approximately $105,400 in revenues. Oil sales represented 83% of total oil and gas sales during the nine months ended September 30, 1999 as compared to 77% during the nine months ended September 30, 1998.

    The average price for an mcf of gas received by the Partnership increased during the same period by 11%, or $.21 per mcf, resulting in an increase of approximately $14,400 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $119,800. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 9,230 barrels or 24% during the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998, resulting in a decrease of approximately $132,600 in revenues.

    Gas production decreased approximately 27,080 mcf or 39% during the same period, resulting in a decrease of approximately $57,100 in revenues.

    The total decrease in revenues due to the change in production is approximately $189,700. The decrease in production is due primarily to property sales and downtime.

Costs and Expenses

Total costs and expenses decreased to $470,528 from $797,907 for the nine months ended September 30, 1999 and 1998, respectively, a decrease of 41%. The decrease is the result of lower general and administrative expense, depletion expense and lease operating costs.

1. Lease operating costs and production taxes were 27% lower, or approximately $145,800 less during the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. The decline in lease operating costs is primarily in relation to the drop in oil prices experienced throughout 1998 and into the first six months of 1999, which made it uneconomical to perform workovers and major repairs. Although prices have increased during the third quarter of 1999, only routine repairs and maintenance for the most part are being performed.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 18% or approximately $12,800 during the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. The decrease of general and administrative costs were in part due to additional accounting costs incurred in 1998 in relation to the outsourcing of K-1 tax package preparation; a change in auditors requiring opinions from both the predecessors and successor auditors and a new accounting pronouncement requiring review by the independent auditors of the 10-Q's. The Managing General Partner has also made an effort to cut back on general and administrative costs whenever and wherever possible.

3. Depletion expense decreased to $25,000 for the nine months ended September 30, 1999 from $126,000 for the same period in 1998. This represents a decrease of 80%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for October 1, 1999 as compared to 1998.

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

Cash flows provided by operating activities were approximately $1,700 in the nine months ended September 30, 1999 as compared to approximately $86,200 in the nine months ended September 30, 1998. The primary source of the 1999 cash flow from operating activities was profitable operations.

Cash flows provided by or (used in) investing activities were approximately $(15,900) in the nine months ended September 30, 1999 as compared to approximately $49,900 in the nine months ended September 30, 1998. The principle use of the 1999 cash flow from investing activities was the change in oil and gas properties.

Cash flows provided by or (used in) financing activities were approximately $500 in the nine months ended September 30, 1999 as compared to approximately $(135,200) in the nine months ended September 30, 1998. The only source of financing activities was in relation to distributions to partners.

There were no distributions during the nine months ended September 30, 1999. Total distributions during the nine months ended September 30, 1998 were $135,354 of which $123,204 was distributed to the limited partners and $12,500 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1998 was $11.31.

The sources for the 1998 distributions of $135,354 were oil and gas operations of approximately $86,200 and the change in oil and gas property of approximately $49,900, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $4,566,027 have been made to the partners. As of September 30, 1999, $4,135,052 or $379.75 per limited partner unit has been distributed to the limited partners, representing a 76% return of the capital contributed.

As of September 30, 1999, the Partnership had approximately $111,400 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Liquidity - Managing General Partner
The Managing General Partner has a highly leveraged capital structure with over $21.0 million of interest payments due within the next twelve months on its debt obligations. Due to the severely depressed commodity prices experienced for the past eighteen months, the Managing General Partner is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

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

Information Systems for the Year 2000
The Managing General Partner provides all data processing needs of the Partnership. The Managing General Partner has identified and assessed its exposure to the potential Year 2000 software and imbedded chip processing and date sensitivity issue. Through the Managing General Partners data processing subsidiary, Midland Southwest Software, Inc., the Managing General Partner proactively initiated an internal plan to identify applicable hardware and software, assess impact and effect, estimate costs, construct and implement corrective actions, and prepare contingency plans.

Identification & Assessment
The Managing General Partner currently believes it identified the internal and external software and hardware that had the potential for date sensitivity problems. Four critical systems and/or functions were identified and addressed: (1) the proprietary software of the Partnership
(OGAS) that is used for oil & gas property management and financial accounting functions, (2) the DEC VAX/VMS hardware and operating system,
(3) various third-party application software including lease economic analysis, fixed asset management, geological applications, and payroll/human resource programs, and (4) External Agents.

The proprietary software of the Partnership has met compliance requirements. Since this is an internally generated software package, the Managing General Partner incurred approximately $25,000 in man-hours. Modifications were made by internal staff and did not represent additional costs to the Partnership. The Managing General Partner has not made contingency plans at this time since the conversion is ahead of schedule and being handled by Managing General Partner controlled internal programmers. Given the complexity of the systems that were modified, it is anticipated that some problems may arise, but having met the early completion date, the Managing General Partner feels that adequate time remains available to overcome unforeseen delays.

DEC has released a fully compliant version of its operating system that is used by the Partnership on the DEC VAX system. It was installed, the Managing General Partner believes that this solved any potential problems on the system.

The Managing General Partner has identified various third-party software that may have date sensitivity problems and is continuing to work with the vendors to secure solutions as well as prepare contingency plans. After review and evaluation of the vendor plans and status, the Managing General Partner believes that the problems will be resolved prior to the year 2000 or the alternate contingency plan will sufficiently and adequately remediate the problem so that there is no material disruption to business functions.

The External Agents of the Partnership include suppliers, customers, owners, vendors, banks, product purchasers including pipelines, and other oil and gas property operators. The Managing General Partner is in the process of identifying and communicating with each critical External Agent about its plan and progress thereof in addressing the Year 2000 issue. This process is on schedule and the Managing General Partner, at this time, believes that there should be no material interference or disruption associated with any of the critical External Agent's functions necessary to the Partnership's business. The Managing General Partner estimates completion of this audit by year end 1999 and believes that alternate plans can be devised to circumvent any material problems arising from critical External Agent noncompliance.

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

Risks/Contingency
The failure to correct critical systems of the Partnership, or the failure of a material business partner or External Agent to resolve critical Year 2000 issues could have a serious adverse impact on the ability of the
Partnership to continue operations and meet obligations. Based on the Managing General Partner's evaluation and assessment to date, it is believed that any interruption in operation will be minor and short-lived and pose no material monetary loss, safety, or environmental risk to the Partnership. However, due to the external nature of the potential problems, it is impossible to accurately identify the risks, quantify potential impacts or establish a final contingency plan. The Managing General Partner believes that its assessment and contingency planning will be complete no later than year-end 1999.

Worst Case Scenario
The Securities and Exchange Commission requires public companies to forecast the most reasonably likely worst case Year 2000 scenario, assuming that the Managing General Partner's Year 2000 plan is not effective. Analysis of the most reasonably likely worst case Year 2000 scenarios the Partnership may face leads to contemplation of the following possibilities which, though considered highly unlikely, must be included in any consideration of worst cases: widespread failure of electrical, gas, and similar supplies by utilities serving the Partnership; widespread disruption of the services of communications common carriers; similar disruption to means and modes of transportation for the Partnership and its employees, contractors, suppliers, and customers; significant disruption to the Partnership's ability to gain access to, and continue working in, office buildings and other facilities; and the failure, of third-parties systems, the effects of which would have a cumulative material adverse impact on the Partnership's critical systems. The Partnership could experience an inability by customers, traders, and others to pay, on a timely basis or at all, obligations owed to the Partnership. Under these circumstances, the adverse effect on the Partnership, and the diminution of Partnership revenues, could be material, although not quantifiable at this time.

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

Date:     November 15, 1999