Form 10-Q
period 2000-03-31
SOUTHWEST OIL & GAS INCOME FUND X-B LP
filed 2000-05-10
CIK 859906

13 of 13

                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1999 which are found in the Registrant's Form 10-K Report for 1999 filed with the Securities and Exchange Commission. The December 31, 1999 balance sheet included herein has been taken from the Registrant's 1999 Form 10-K Report. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund X-B, L.P.

                              Balance Sheets


                                                  March 31,     December 31,
                                                     2000           1999
                                                  ---------     ------------
                                                 (unaudited)
  Assets

Current assets:
 Cash and cash equivalents                    $     39,360         35,345
 Receivable from Managing General Partner          109,006        120,934
                                                 ---------      ---------
    Total current assets                           148,366        156,279
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  4,423,752      4,413,783
  Less accumulated depreciation,
   depletion and amortization                    4,064,706      4,055,706
                                                 ---------      ---------
    Net oil and gas properties                     359,046        358,077
                                                 ---------      ---------
                                              $    507,412        514,356
                                                 =========      =========
  Liabilities and Partners' Equity

Current liability - Distributions payable     $        189             72
                                                 ---------      ---------
Partners' equity:
 General partners                                    (291)          (485)
 Limited partners                                  507,514        514,769
                                                 ---------      ---------
    Total partners' equity                         507,223        514,284
                                                 ---------      ---------
                                              $    507,412        514,356
                                                 =========      =========

                Southwest Oil & Gas Income Fund X-B, L.P.

                         Statements of Operations
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2000      1999
                                                          ----      ----
  Revenues

Oil and gas                                         $   255,066    129,993
Interest                                                    691        305
                                                        -------    -------
                                                        255,757    130,298
                                                        -------    -------
  Expenses

Production                                              159,407    123,858
General and administrative                               19,411     20,411
Depreciation, depletion and amortization                  9,000     14,000
                                                        -------    -------
                                                        187,818    158,269
                                                        -------    -------
Net income (loss)                                   $    67,939   (27,971)
                                                        =======    =======
Net income (loss) allocated to:

 Managing General Partner                           $     6,925    (1,257)
                                                        =======    =======
 General partner                                    $       769      (140)
                                                        =======    =======
 Limited partners                                   $    60,245   (26,574)
                                                        =======    =======
  Per limited partner unit                          $      5.53     (2.44)
                                                        =======    =======

                Southwest Oil & Gas Income Fund X-B, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2000      1999
                                                          ----      ----
Cash flows from operating activities:

 Cash from oil and gas sales                        $   230,832    113,663
 Cash paid to suppliers                               (142,656)  (142,658)
 Interest received                                          691        305
                                                       --------   --------
   Net cash provided by (used in) operating activities               88,867
(28,690)
                                                       --------   --------
Cash flows from investing activities:

 Additions to oil and gas properties                    (9,969)      (525)
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                             (74,883)          -
                                                       --------   --------
Net  increase (decrease) in cash and cash equivalents                 4,015
(29,215)

 Beginning of period                                     35,345     47,027
                                                       --------   --------
 End of period                                      $    39,360     17,812
                                                       ========   ========

                                                               (continued)

                Southwest Oil & Gas Income Fund X-B, L.P.

                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2000      1999
                                                          ----      ----
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:

Net income (loss)                                   $    67,939   (27,971)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

  Depreciation, depletion and amortization                9,000     14,000
  Increase in receivables                              (24,234)   (16,330)
  Increase in payables                                   36,162      1,611
                                                        -------    -------
Net cash provided by (used in) operating activities $    88,867   (28,690)
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 2000, and for the three months ended March 31, 2000, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of March 31, 2000, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 2000 and 1999

The following table provides certain information regarding performance factors for the quarters ended March 31, 2000 and 1999:

                                               Three Months
                                                  Ended         Percentage
                                                March 31,        Increase
                                              2000      1999    (Decrease)
                                              ----      ----    ----------
Average price per barrel of oil           $   26.03      9.71     168%
Average price per mcf of gas              $    2.87      1.81      59%
Oil production in barrels                     8,400    11,100    (24%)
Gas production in mcf                        12,700    12,300       3%
Gross oil and gas revenue                 $ 255,066   129,993      96%
Net oil and gas revenue                   $  95,659     6,135   1,459%
Partnership distributions                 $  75,000         -     100%
Limited partner distributions             $  67,500         -     100%
Per unit distribution to limited
 partners                                 $    6.20         -     100%
Number of limited partner units              10,889    10,889

Revenues

The Partnership's oil and gas revenues increased to $255,066 from $129,993 for the quarters ended March 31, 2000 and 1999, respectively, an increase of 96%. The principal factors affecting the comparison of the quarters ended March 31, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999 by 168%, or $16.32 per barrel, resulting in an increase of approximately $181,200 in revenues. Oil sales represented 86% of total oil and gas sales during the quarters ended March 31, 2000 as compared to 83% during the quarter ended March 31, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 59%, or $1.06 per mcf, resulting in an increase of approximately $13,000 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $194,200. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 2,700 barrels or 24% during the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999, resulting in a decrease of approximately $70,300 in revenues.

    Gas production increased approximately 400 mcf or 3% during the same period, resulting in an increase of approximately $1,100 in revenues.

    The  net total decrease in revenues due to the change in production  is
    approximately  $69,200.   The  decrease  in  oil  production  was   due
    primarily to the sharp decline in one lease.

Costs and Expenses

Total costs and expenses increased to $187,818 from $158,269 for the quarters ended March 31, 2000 and 1999, respectively, an increase of 19%. The increase is the result of higher lease operating costs, partially offset by a decrease in general and administrative expense and depletion expense.

1. Lease operating costs and production taxes were 29% higher, or approximately $35,500 more during the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999. The increase is due to major repairs and maintenance being preformed on three leases.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 5% or approximately $1,000 during the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999.

3. Depletion expense decreased to $9,000 for the quarter ended March 31, 2000 from $14,000 for the same period in 1999. This represents a decrease of 36%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decrease in depletion expense between the comparative periods was the increase in the price of oil used to determine the Partnership's reserves, and the increase in oil and gas sales.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash  flows  provided by (used in) operating activities were  approximately
$88,900 in the quarter ended March 31, 2000 as compared to approximately $(28,700) in the quarter ended March 31, 1999. The primary source of the 2000 cash flow from operating activities was profitable operations.

Cash flows used in investing activities were approximately $10,000 in the quarter ended March 31, 2000 as compared to approximately $500 in the quarter ended March 31, 1999. The principle use of the 2000 cash flow from investing activities was the additions to oil and gas properties.

Cash flows used in financing activities were approximately $74,900 in the quarter ended March 31, 2000. There were no cash flows used in financing activities in the quarter ended March 31, 1999.

Total distributions during the quarter ended March 31, 2000 were $75,000 of which $67,500 was distributed to the limited partners and $7,500 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 2000 was $6.20. There were no distributions during the quarter ended March 31, 1999.

The  sources  for  the  2000  distributions of $75,000  were  oil  and  gas operations  of  approximately $88,900 net of the  change  of  oil  and  gas properties of approximately $10,000, resulting in excess cash for contingencies or subsequent distributions to partners.

Since inception of the Partnership, cumulative monthly cash distributions of $4,719,295 have been made to the partners. As of March 31, 2000, $4,273,820 or $392.49 per limited partner unit has been distributed to the limited partners, representing a 78% return of the capital contributed.

As of March 31, 2000, the Partnership had approximately $148,200 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Liquidity - Managing General Partner

The Managing General Partner has a highly leveraged capital structure with over $50.1 million principal and $17.5 million interest payments due in 2000 on its debt obligations. Due to the severely depressed commodity prices experienced during the last quarter of 1997, throughout 1998 and continuing through the second quarter of 1999 the Managing General Partner is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

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


                              SOUTHWEST OIL & GAS
                              INCOME FUND X-B, L.P.
                              a Delaware limited partnership


                              By:  Southwest Royalties, Inc.
                                   Managing General Partner


                              By:  /s/ J Steven Person
                                   ------------------------------
                                   J Steven Person, Vice-President of
                                   Marketing and Chief Financial Officer
                                   of Southwest Royalties, Inc.
                                   the Managing General Partner



Date:  May 15, 2000