Form 10-Q
period 2000-06-30
SOUTHWEST OIL & GAS INCOME FUND X-B LP
filed 2000-08-10
CIK 859906

6 of 16
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1999 which are found in the Registrant's Form 10-K Report for 1999 filed with the Securities and Exchange Commission. The December 31, 1999 balance sheet included herein has been taken from the Registrant's 1999 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund X-B, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   2000            1999
                                                ---------      ------------
                                               (unaudited)

  Assets

Current assets:
 Cash and cash equivalents                   $     61,953          35,345
 Receivable from Managing General Partner         125,344         120,934
                                                ---------       ---------
    Total current assets                          187,297         156,279
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 4,426,666       4,413,783
  Less accumulated depreciation,
   depletion and amortization                   4,065,706       4,055,706
                                                ---------       ---------
    Net oil and gas properties                    360,960         358,077
                                                ---------       ---------
                                             $    548,257         514,356
                                                =========       =========

  Liabilities and Partners' Equity

Current liability - Distributions payable    $         96              72
                                                ---------       ---------
Partners' equity:
 General partners                                   3,903           (485)
 Limited partners                                 544,258         514,769
                                                ---------       ---------
    Total partners' equity                        548,161         514,284
                                                ---------       ---------
                                             $    548,257         514,356
                                                =========       =========

                Southwest Oil & Gas Income Fund X-B, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    2000      1999        2000      1999

  Revenues

Oil and gas                   $   271,004    168,558    526,070    298,551
Interest                              824         70      1,515        376
                                  -------    -------    -------    -------
                                  271,828    168,628    527,585    298,927
                                  -------    -------    -------    -------

  Expenses

Production                        130,364    141,589    289,771    265,448
General and administrative         19,526     20,613     38,937     41,024
Depreciation, depletion and
 amortization                       1,000      7,000     10,000     21,000
                                  -------    -------    -------    -------
                                  150,890    169,202    338,708    327,472
                                  -------    -------    -------    -------
Net income (loss)             $   120,938      (574)    188,877   (28,545)
                                  =======    =======    =======    =======
Net income (loss) allocated to:

 Managing General Partner     $    10,974        578     17,899      (679)
                                  =======    =======    =======    =======
 General Partner              $     1,220         65      1,989       (76)
                                  =======    =======    =======    =======
 Limited partners             $   108,744    (1,217)    168,989   (27,790)
                                  =======    =======    =======    =======
  Per limited partner unit    $     9.99       (.11)      15.52     (2.55)
                                  =======    =======    =======    =======

                Southwest Oil & Gas Income Fund X-B, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          2000      1999

Cash flows from operating activities:

 Cash from oil and gas sales                        $   488,768    259,074
 Cash paid to suppliers                               (295,816)  (290,185)
 Interest received                                        1,515        376
                                                        -------    -------
  Net cash provided by (used in) operating activities   194,467    (30,735)
                                                        -------    -------
Cash flows from investing activities:

 Additions to oil and gas properties                   (12,883)    (3,618)
                                                        -------    -------
Cash flows used in financing activities:

 Distributions to partners                            (154,976)        453
                                                        -------    -------
Net increase (decrease) in cash and cash
 equivalents                                             26,608   (33,900)

 Beginning of period                                     35,345     47,027
                                                        -------    -------
 End of period                                      $    61,953     13,127
                                                        =======    =======

                                                               (continued)

                Southwest Oil & Gas Income Fund X-B, L.P.

                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          2000      1999

Reconciliation of net income (loss) to net cash provided by (used in) operating activities:

Net income (loss)                                   $   188,877   (28,545)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

  Depreciation, depletion and amortization               10,000     21,000
  Increase in receivables                              (37,302)   (39,477)
  Increase in payables                                   32,892     16,287
                                                        -------   -------
Net cash provided by (used in) operating activities $   194,467   (30,735)
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2000, and for the three and six months ended June 30, 2000, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2000, the net capitalized costs did not exceed the estimated present value of the Partnership's reserves.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 2000 and 1999

The following table provides certain information regarding performance factors for the quarters ended June 30, 2000 and 1999:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2000       1999    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    26.30     14.77        78%
Average price per mcf of gas             $     3.90      2.25        73%
Oil production in barrels                     8,400     9,300      (10%)
Gas production in mcf                        12,100    13,700      (12%)
Gross oil and gas revenue                $  271,004   168,558        61%
Net oil and gas revenue                  $  140,640    26,969       421%
Partnership distributions                $   80,000         -       100%
Limited partner distributions            $   72,000         -       100%
Per unit distribution to limited
 partners                                $     6.61         -       100%
Number of limited partner units              10,889    10,889

Revenues

The Partnership's oil and gas revenues increased to $271,004 from $168,558 for the quarters ended June 30, 2000 and 1999, respectively, an increase of 61%. The principal factors affecting the comparison of the quarters ended June 30, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999 by 78%, or $11.53 per barrel, resulting in an increase of approximately $107,200 in revenues. Oil sales represented 82% of total oil and gas sales during the quarter ended June 30, 2000 as compared to 82% during the quarter ended June 30, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 73%, or $1.65 per mcf, resulting in an increase of approximately $22,600 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $129,800. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 900 barrels or 10% during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999, resulting in a decrease of approximately $23,700 in revenues.

    Gas production decreased approximately 1,600 mcf or 12% during the same period, resulting in a decrease of approximately $6,200 in revenues.

    The total decrease in revenues due to the change in production is approximately $29,900.

Costs and Expenses

Total costs and expenses decreased to $150,890 from $169,202 for the quarters ended June 30, 2000 and 1999, respectively, a decrease of 11%. The decrease is the result of lower lease operating costs, depletion expense and general and administrative expense.

1.  Lease   operating  costs  and  production  taxes  were  8%  lower,   or
    approximately $11,200 less during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 5% or approximately $1,100 during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999.

3. Depletion expense decreased to $1,000 for the quarter ended June 30, 2000 from $7,000 for the same period in 1999. This represents a decrease of 86%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for July 1, 2000 as compared to 1999.

B. General Comparison of the Six Month Periods Ended June 30, 2000 and 1999

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2000 and 1999:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2000       1999    (Decrease)
                                              ----       ----    ----------
Average price per barrel of oil          $    26.46     12.27      116%
Average price per mcf of gas             $     3.44      1.86       85%
Oil production in barrels                    16,800    20,200     (17%)
Gas production in mcf                        23,700    27,300     (13%)
Gross oil and gas revenue                $  526,070   298,551       76%
Net oil and gas revenue                  $  236,299    33,103      614%
Partnership distributions                $  155,000         -      100%
Limited partner distributions            $  139,500         -      100%
Per unit distribution to limited
 partners                                $    12.81         -      100%
Number of limited partner units              10,889    10,889

Revenues

The Partnership's oil and gas revenues increased to $526,070 from $298,551 for the six months ended June 30, 2000 and 1999, respectively, an increase of 76%. The principal factors affecting the comparison of the six months ended June 30, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 by 116%, or $14.19 per barrel, resulting in an increase of approximately $286,600 in revenues. Oil sales represented 85% of total oil and gas sales during the six months ended June 30, 2000 as compared to 83% during the six months ended June 30, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 85%, or $1.58 per mcf, resulting in an increase of approximately $43,100 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $329,700. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 3,400 barrels or 17% during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999, resulting in a decrease of approximately $90,000 in revenues.

    Gas production decreased approximately 3,600 mcf or 13% during the same period, resulting in a decrease of approximately $12,400 in revenues.

    The total decrease in revenues due to the change in production is approximately $102,400. The decrease in production was due primarily to the sharp decline of one lease.

Costs and Expenses

Total costs and expenses increased to $338,708 from $327,472 for the six months ended June 30, 2000 and 1999, respectively, an increase of 3%. The increase is primarily the result of higher lease operating costs, partially offset by a decrease in depletion expense and general administrative expense.

1.  Lease  operating  costs  and  production  taxes  were  9%  higher,   or
    approximately $24,300 more during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 5% or approximately $2,100 during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999.

3. Depletion expense decreased to $10,000 for the six months ended June 30, 2000 from $21,000 for the same period in 1999. This represents a decrease of 52%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for July 1, 2000 as compared to 1999.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by (used in) operating activities were approximately $194,500 in the six months ended June 30, 2000 as compared to approximately $(30,700) in the six months ended June 30, 1999.

Cash flows used in investing activities were approximately $12,900 in the six months ended June 30, 2000 as compared to approximately $3,600 in the six months ended June 30, 1999. The principle use of the 2000 cash flow from investing activities was the addition of oil and gas properties.

Cash  flows  (used in) provided by financing activities were  approximately
$(155,000)  in  the  six  months  ended  June  30,  2000  as  compared   to
approximately $500 in the six months ended June 30, 1999.

Total distributions during the six months ended June 30, 2000 were $155,000 of which $139,500 was distributed to the limited partners and $15,500 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2000 was $12.81. There were no distributions during the six months ended June 30, 1999.

The sources for the 2000 distributions of $155,000 were oil and gas operations of approximately $194,500 and the change in oil and gas properties of approximately $(12,900), resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $4,799,295 have been made to the partners. As of June 30, 2000, $4,345,820 or $399.10 per limited partner unit has been distributed to the limited partners, representing a 80% return of the capital contributed.

As of June 30, 2000, the Partnership had approximately $187,200 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Liquidity - Managing General Partner

The Managing General Partner has a highly leveraged capital structure with over $50.1 million principal due by December 31, 2000 and $15.3 million interest payments due within the next twelve months on its debt obligations. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

        (a)  Exhibits:

               27 Financial Data Schedule

          (b)  Reports on Form 8-K:

                               No reports on Form 8-K were filed during the
               quarter ended June 30, 2000.

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

Date: August 15, 2000