Form 10-Q
period 2000-09-30
SOUTHWEST OIL & GAS INCOME FUND X-B LP
filed 2000-11-02
CIK 859906

Page 11 of 16
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 1999 which are found in the Registrant's Form 10-K Report for 1999 filed with the Securities and Exchange Commission. The December 31, 1999 balance sheet included herein has been taken from the Registrant's 1999 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil and Gas Income Fund X-B, L.P.

                              Balance Sheets

                                              September 30,   December 31,
                                                   2000           1999
                                              -------------   ------------
                                               (unaudited)
Assets

Current assets
 Cash and cash equivalents                     $   81,328         35,345
 Receivable from Managing General Partner         133,894        120,934
                                                ---------      ---------
     Total current assets                         215,222        156,279
                                                ---------      ---------
Oil and gas properties - using the
 full cost method of accounting                 4,434,969      4,413,783
  Less accumulated depreciation,
   depletion and amortization                   4,070,706      4,055,706
                                                ---------      ---------
     Net oil and gas properties                   364,263        358,077
                                                ---------      ---------
                                               $  579,485        514,356
                                                =========      =========

Liabilities and Partners' Equity

Current liability - Distribution payable       $       49             72
                                                ---------      ---------
Partners' equity
 General partners                                   7,530          (485)
 Limited partners                                 571,906        514,769
                                                ---------      ---------
     Total partners' equity                       579,436        514,284
                                                ---------      ---------
                                               $  579,485        514,356
                                                =========      =========

                Southwest Oil and Gas Income Fund X-B, L.P.

                         Statements of Operations
                                (unaudited)


                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                  2000      1999        2000      1999
                                  ----      ----        ----      ----
Revenues

Oil and gas                  $   301,676   205,365     827,746   503,916
Interest                           1,210       131       2,725       507
                                 -------   -------     ------- ---------
                                 302,886   205,496     830,471   504,423
                                 -------   -------     ------- ---------
Expenses

Production                       147,281   120,886     437,052   386,334
General and administrative        19,330    18,170      58,267    59,194
Depreciation, depletion and
 amortization                      5,000     4,000      15,000    25,000
                                 -------   -------     ------- ---------
                                 171,611   143,056     510,319   470,528
                                 -------   -------     ------- ---------
Net income                   $   131,275    62,440     320,152    33,895
                                 =======   =======     ======= =========



Net income allocated to:

 Managing General Partner    $    12,265     5,980      30,163     5,300
                                 =======   =======     ======= =========
 General Partner             $     1,363       664       3,352       589
                                 =======   =======     ======= =========
 Limited Partners            $   117,647    55,796     286,637    28,006
                                 =======   =======     ======= =========
  Per limited partner unit   $     10.80      5.12       26.32      2.57
                                 =======   =======     ======= =========

                Southwest Oil and Gas Income Fund X-B, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       2000       1999
                                                       ----       ----

Cash flows from operating activities

 Cash received from oil and gas sales              $  772,116    426,222
 Cash paid to suppliers                             (452,649)  (425,028)
 Interest received                                      2,725        507
                                                    ---------  ---------
  Net cash provided by operating activities           322,192      1,701
                                                    ---------  ---------
Cash flows used in investing activities

 Additions to oil and gas properties                 (21,186)   (15,946)
                                                    ---------  ---------
Cash flows (used in) provided by financing activities

 Distributions to partners                          (255,023)        453
                                                    ---------  ---------
Net increase (decrease) in cash and cash equivalents              45,983
(13,792)

 Beginning of period                                   35,345     47,027
                                                    ---------  ---------
 End of period                                     $   81,328     33,235
                                                    =========  =========

                                                             (continued)

                Southwest Oil and Gas Income Fund X-B, L.P.

                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       2000       1999
                                                       ----       ----
Reconciliation of net income to net
 cash provided by operating activities

Net income                                         $  320,152     33,895

Adjustments to reconcile net income to
 net cash provided by operating activities

 Depreciation, depletion and amortization              15,000     25,000
 Increase in receivables                             (55,630)   (77,694)
 Increase in payables                                  42,670     20,500
                                                      -------    -------
Net cash provided by operating activities          $  322,192      1,701
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2000, and for the three and nine months ended September 30, 2000, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999.

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

Management does not anticipate performing workovers during the next year. The Partnership could possibly experience a steady decline of 10% to 12%.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. For the quarter ended September 30, 2000, the net capitalized cost did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 2000 and 1999

The following table provides certain information regarding performance factors for the quarters ended September 30, 2000 and 1999:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2000      1999   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   29.61     19.19     54%
Average price per mcf of gas               $    4.65      2.59     80%
Oil production in barrels                      8,400     8,770    (4%)
Gas production in mcf                         12,600    14,320   (12%)
Gross oil and gas revenue                  $ 301,676   205,365     47%
Net oil and gas revenue                    $ 154,395    84,479     83%
Partnership distributions                  $ 100,000         -    100%
Limited partner distributions              $  90,000         -    100%
Per unit distribution to limited partners  $    8.27         -    100%
Number of limited partner units               10,889    10,889


Revenues

The Partnership's oil and gas revenues increased to $301,676 from $205,365 for the quarters ended September 30, 2000 and 1999, respectively, an increase of 47%. The principal factors affecting the comparison of the quarters ended September 30, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999 by 54%, or $10.42 per barrel, resulting in an increase of approximately $91,400 in revenues. Oil sales represented 81% of total oil and gas sales during the quarter ended September 30, 2000 as compared to 82% during the quarter ended September 30, 1999.

    The average price for a mcf of gas received by the Partnership increased during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999 by 80%, or $2.06 per mcf, resulting in an increase of approximately $29,500 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $120,900. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2.
   Oil production decreased approximately 370 barrels or 4% during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999, resulting in a decrease of approximately $11,000 in revenues.

    Gas production decreased approximately 1,720 mcf or 12% during the same period, resulting in a decrease of approximately $8,000 in revenues.

    The total decrease in revenues due to the change in production is approximately $19,000.

Costs and Expenses

Total costs and expenses increased to $171,611 from $143,056 for the quarters ended September 30, 2000 and 1999, respectively, an increase of 20%. The increase is the result of higher depletion expense, lease operating costs and general and administrative expense.

1. Lease operating costs and production taxes were 22% higher, or approximately $26,400 more during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999. The increase in lease operating costs and production taxes is primarily a result of the higher oil and gas prices received by the Partnership. Higher prices have made it possible for the Partnership to perform needed major repairs and
   maintenance.   Since production taxes are based on gross  revenues,  the
   increase in oil and gas prices have directly increased production taxes.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 6% or approximately $1,200 during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999.

3. Depletion expense increased to $5,000 for the quarter ended September 30, 2000 from $4,000 for the same period in 1999. This represents an increase of 25%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. The increase in depletion expense is due to an accrual adjustment, which was made during the quarter ended September 30, 1999 to adjust for the over accrual of depletion in the first two quarters of 1999. The rapid rise in prices during the first three quarters of 1999 from $14/bbl to $23/bbl and from $1.71/mcf to $2.38/mcf caused an adjustment to be necessary during the third quarter of 1999.

B.   General Comparison of the Nine Month Periods Ended September 30,  2000
and 1999

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 2000 and 1999:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2000      1999   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   27.57     14.37      92%
Average price per mcf of gas               $    3.67      2.11      74%
Oil production in barrels                     25,200    28,970    (13%)
Gas production in mcf                         36,200    41,620    (13%)
Gross oil and gas revenue                  $ 827,746   503,916      64%
Net oil and gas revenue                    $ 390,694   117,582     232%
Partnership distributions                  $ 255,000         -     100%
Limited partner distributions              $ 229,500         -     100%
Per unit distribution to limited partners  $   21.08         -     100%
Number of limited partner units               10,889    10,889

Revenues

The Partnership's oil and gas revenues increased to $827,746 from $503,916 for the nine months ended September 30, 2000 and 1999, respectively, an increase of 64%. The principal factors affecting the comparison of the nine months ended September 30, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 by 92%, or $13.20 per barrel, resulting in an increase of approximately $382,400 in revenues. Oil sales represented 84% of total oil and gas sales during the nine months ended September 30, 2000 as compared to 83% during the nine months ended September 30, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 74%, or $1.56 per mcf, resulting in an increase of approximately $64,900 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $447,300. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 3,770 barrels or 13% during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999, resulting in a decrease of approximately $103,900 in revenues.

    Gas production decreased approximately 5,420 mcf or 13% during the same period, resulting in a decrease of approximately $19,900 in revenues.

    The total decrease in revenues due to the change in production is approximately $123,800.

Costs and Expenses

Total costs and expenses increased to $510,319 from $470,528 for the nine months ended September 30, 2000 and 1999, respectively, an increase of 8%. The increase is the result of higher lease operating costs, partially offset by a decrease general and administrative expense and depletion expense.

1. Lease  operating  costs  and  production  taxes  were  13%  higher,   or
   approximately $50,700 more during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 2% or approximately $900 during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999.

3. Depletion expense decreased to $15,000 for the nine months ended September 30, 2000 from $25,000 for the same period in 1999. This represents a decrease of 40%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves and the increase in oil and gas revenues received by the Partnership.

Liquidity and Capital Resources
The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $322,200 in the nine months ended September 30, 2000 as compared to approximately $1,700 in the nine months ended September 30, 1999. The primary source of the 2000 cash flow from operating activities was profitable operations.

Cash flows used in investing activities were approximately $21,200 in the nine months ended September 30, 2000 as compared to approximately $15,900 in the nine months ended September 30, 1999. The principle use of the 2000 cash flow from investing activities was the change in oil and gas properties.

Cash flows (used in) provided by financing activities were approximately $(255,000) in the nine months ended September 30, 2000 as compared to approximately $500 in the nine months ended September 30, 1999. The only use of financing activities was in relation to distributions to partners.

Total distributions during the nine months ended September 30, 2000 were $255,000 of which $229,500 was distributed to the limited partners and $25,500 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2000 was $21.08. There were no distributions during the nine months ended September 30, 1999.

The sources for the 2000 distributions of $255,000 were oil and gas operations of approximately $322,200 and the change in oil and gas property of approximately $(21,200), resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $4,899,295 have been made to the partners. As of September 30, 2000, $4,435,820 or $407.37 per limited partner unit has been distributed to the limited partners, representing a 81% return of the capital contributed.

As of September 30, 2000, the Partnership had approximately $215,200 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Liquidity - Managing General Partner
The Managing General Partner has a highly leveraged capital structure with approximately, $33.8 million of cash interest and $5.9 million of principal due within the next twelve months. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its note holders and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

There can be no assurance that the Managing General Partner's continuing debt restructuring efforts will be successful or that the lenders will agree to a course of action consistent with the Managing General Partners requirements in restructuring the obligations. Even if such agreement is reached, it may require approval of additional lenders, which is not assured. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to the Managing General Partner. Under current circumstances, the Managing General Partner's ability to continue as a going concern depends upon its ability to (1) successfully restructure its obligations or obtain additional financing as may be required, (2) maintain compliance with all debt covenants, (3) generate sufficient cash flow to meet its obligations on a timely basis, and (4) achieve satisfactory levels of future earnings. If the Managing General Partner is unsuccessful in its efforts, it may be unable to meet its obligations making it necessary to undertake such other actions as may be appropriate to preserve asset values.

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

Date:     November 15, 2000