Form 10-Q
period 2001-03-31
SOUTHWEST OIL & GAS INCOME FUND X-B LP
filed 2001-05-09
CIK 859906

13 of 13

                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2000 which are found in the Registrant's Form 10-K Report for 2000 filed with the Securities and Exchange Commission. The December 31, 2000 balance sheet included herein has been taken from the Registrant's 2000 Form 10-K Report. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund X-B, L.P.

                              Balance Sheets


                                                  March 31,     December 31,
                                                     2001           2000
                                                  ---------     ------------
                                                 (unaudited)
  Assets

Current assets:
 Cash and cash equivalents                    $     74,166         92,659
 Receivable from Managing General Partner          137,677        152,562
                                                 ---------      ---------
    Total current assets                           211,843        245,221
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  4,445,772      4,443,303
  Less accumulated depreciation,
   depletion and amortization                    4,094,706      4,084,706
                                                 ---------      ---------
    Net oil and gas properties                     351,066        358,597
                                                 ---------      ---------
                                              $    562,909        603,818
                                                 =========      =========
  Liabilities and Partners' Equity

Current liability - Distributions payable     $         75             58
                                                 ---------      ---------
Partners' equity:
 General partners                                    8,270         11,363
 Limited partners                                  554,564        592,397
                                                 ---------      ---------
    Total partners' equity                         562,834        603,760
                                                 ---------      ---------
                                              $    562,909        603,818
                                                 =========      =========

                Southwest Oil & Gas Income Fund X-B, L.P.

                         Statements of Operations
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2001      2000
                                                          ----      ----
  Revenues

Oil and gas                                         $   277,178    255,066
Interest                                                  1,227        691
                                                        -------    -------
                                                        278,405    255,757
                                                        -------    -------
  Expenses

Production                                              138,076    159,407
General and administrative                               19,255     19,411
Depreciation, depletion and amortization                 10,000      9,000
                                                        -------    -------
                                                        167,331    187,818
                                                        -------    -------
Net income                                          $   111,074     67,939
                                                        =======    =======
Net income allocated to:

 Managing General Partner                           $    10,896      6,925
                                                        =======    =======
 General partner                                    $     1,211        769
                                                        =======    =======
 Limited partners                                   $    98,967     60,245
                                                        =======    =======
  Per limited partner unit                          $      9.09       5.53
                                                        =======    =======

                Southwest Oil & Gas Income Fund X-B, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2001      2000
                                                          ----      ----
Cash flows from operating activities:

 Cash from oil and gas sales                        $   304,157    230,832
 Cash paid to suppliers                               (169,425)  (142,656)
 Interest received                                        1,227        691
                                                       --------   --------
  Net cash provided by operating activities             135,959     88,867
                                                       --------   --------
Cash flows used in investing activities:

 Additions to oil and gas properties                    (2,469)    (9,969)
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                            (151,983)   (74,883)
                                                       --------   --------
Net  increase (decrease) in cash and cash equivalents              (18,493)
4,015

 Beginning of period                                     92,659     35,345
                                                       --------   --------
 End of period                                      $    74,166     39,360
                                                       ========   ========

                                                               (continued)

                Southwest Oil & Gas Income Fund X-B, L.P.

                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2001      2000
                                                          ----      ----
Reconciliation of net income to net cash provided by operating activities:

Net income                                          $   111,074     67,939

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, depletion and amortization               10,000      9,000
  Decrease (increase) in receivables                     26,979   (24,234)
  (Decrease) Increase in payables                      (12,094)     36,162
                                                        -------    -------
Net cash provided by operating activities           $   135,959     88,867
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 2001, and for the three months ended March 31, 2001, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of March 31, 2001, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 2001 and 2000

The following table provides certain information regarding performance factors for the quarters ended March 31, 2001 and 2000:

                                               Three Months
                                                  Ended         Percentage
                                                March 31,        Increase
                                              2001      2000    (Decrease)
                                              ----      ----    ----------
Average price per barrel of oil           $   24.92     26.03     (4%)
Average price per mcf of gas              $    5.56      2.87      94%
Oil production in barrels                     8,200     8,400     (2%)
Gas production in mcf                        13,100    12,700       3%
Gross oil and gas revenue                 $ 277,178   255,066       9%
Net oil and gas revenue                   $ 139,102    95,659      45%
Partnership distributions                 $ 152,000    75,000     103%
Limited partner distributions             $ 136,800    67,500     103%
Per unit distribution to limited
 partners                                 $   12.56      6.20     103%
Number of limited partner units              10,889    10,889

Revenues

The Partnership's oil and gas revenues increased to $277,178 from $255,066 for the quarters ended March 31, 2001 and 2000, respectively, an increase of 9%. The principal factors affecting the comparison of the quarters ended March 31, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000 by 4%, or $1.11 per barrel, resulting in a decrease of approximately $9,100 in revenues. Oil sales represented 74% of total oil and gas sales during the quarters ended March 31, 2001 as compared to 86% during the quarter ended March 31, 2000.

    The average price for an mcf of gas received by the Partnership increased during the same period by 94%, or $2.69 per mcf, resulting in an increase of approximately $35,200 in revenues.

    The net total increase in revenues due to the change in prices received from oil and gas production is approximately $26,100. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 200 barrels or 2% during the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000, resulting in a decrease of approximately $5,200 in revenues.

    Gas production increased approximately 400 mcf or 3% during the same period, resulting in an increase of approximately $1,100 in revenues.

    The net total decrease in revenues due to the change in production is approximately $4,100.

Costs and Expenses

Total costs and expenses decreased to $167,331 from $187,818 for the quarters ended March 31, 2001 and 2000, respectively, a decrease of 11%. The decrease is the result of lower lease operating costs and general and administrative expense, partially offset by an increase in depletion expense.

1.  Lease  operating  costs  and  production  taxes  were  13%  lower,   or
    approximately $21,300 less during the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 1% or approximately $200 during the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000.

3. Depletion expense increased to $10,000 for the quarter ended March 31, 2001 from $9,000 for the same period in 2000. This represents an increase of 11%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $136,000 in the quarter ended March 31, 2001 as compared to approximately $88,900 in the quarter ended March 31, 2000. The primary source of the 2001 cash flow from operating activities was profitable operations.

Cash flows used in investing activities were approximately $2,500 in the quarter ended March 31, 2001 as compared to approximately $10,000 in the quarter ended March 31, 2000. The principle use of the 2001 cash flow from investing activities was the additions to oil and gas properties.

Cash flows used in financing activities were approximately $152,000 in the quarter ended March 31, 2001 as compared to approximately $74,900 in the quarter ended March 31, 2000. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 2001 were $152,000 of which $136,800 was distributed to the limited partners and $15,200 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 2001 was $12.56. Total distributions during the quarter ended March 31, 2000 were $75,000 of which $67,500 was distributed to the limited partners and $7,500 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 2000 was $6.20.

The sources for the 2001 distributions of $152,000 were oil and gas operations of approximately $136,000, with the balance from available cash on hand at the beginning of the period. The sources for the 2000 distributions of $75,000 were oil and gas operations of approximately
$88,900 net of the change of oil and gas properties of approximately $10,000, resulting in excess cash for contingencies or subsequent distributions to partners.

Since inception of the Partnership, cumulative monthly cash distributions of $5,202,939 have been made to the partners. As of March 31, 2001, $4,709,100 or $432.46 per limited partner unit has been distributed to the limited partners, representing a 86% return of the capital contributed.

As of March 31, 2001, the Partnership had approximately $211,800 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

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

               (a)  Reports on Form 8-K:

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



Date:  May 15, 2001