Form 10-Q
period 2001-06-30
SOUTHWEST OIL & GAS INCOME FUND X-B LP
filed 2001-08-01
CIK 859906

14 of 14
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2000 which are found in the Registrant's Form 10-K Report for 2000 filed with the Securities and Exchange Commission. The December 31, 2000 balance sheet included herein has been taken from the Registrant's 2000 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund X-B, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   2001            2000
                                                ---------      ------------
                                               (unaudited)

  Assets
  ------
Current assets:
 Cash and cash equivalents                    $     36,556         92,659
 Receivable from Managing General Partner          138,589        152,562
                                                 ---------      ---------
    Total current assets                           175,145        245,221
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  4,472,649      4,443,303
  Less accumulated depreciation,
   depletion and amortization                    4,108,706      4,084,706
                                                 ---------      ---------
    Net oil and gas properties                     363,943        358,597
                                                 ---------      ---------
                                              $    539,088        603,818
                                                 =========      =========
  Liabilities and Partners' Equity
  --------------------------------
Current liability - Distributions payable     $         41             58
                                                 ---------      ---------
Partners' equity:
 General partners                                    7,292         11,363
 Limited partners                                  531,755        592,397
                                                 ---------      ---------
    Total partners' equity                         539,047        603,760
                                                 ---------      ---------
                                              $    539,088        603,818
                                                 =========      =========

                Southwest Oil & Gas Income Fund X-B, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    2001      2000        2001      2000
                                   -----     -----       -----     -----

  Revenues
  --------
Oil and gas                   $   249,303    271,004    526,481    526,070
Interest                              891        824      2,119      1,515
                                  -------    -------    -------    -------
                                  250,194    271,828    528,600    527,585
                                  -------    -------    -------    -------

  Expenses
  --------
Production                        140,418    130,364    278,494    289,771
General and administrative         19,564     19,526     38,819     38,937
Depreciation, depletion and
 amortization                      14,000      1,000     24,000     10,000
                                  -------    -------    -------    -------
                                  173,982    150,890    341,313    338,708
                                  -------    -------    -------    -------
Net income                    $    76,212    120,938    187,287    188,877
                                  =======    =======    =======    =======
Net income allocated to:

 Managing General Partner     $     8,119     10,974     19,016     17,899
                                  =======    =======    =======    =======
 General Partner              $       902      1,220      2,113      1,989
                                  =======    =======    =======    =======
 Limited partners             $    67,191    108,744    166,158    168,989
                                  =======    =======    =======    =======
  Per limited partner unit    $     6.17       9.99       15.26      15.52
                                  =======    =======    =======    =======

                Southwest Oil & Gas Income Fund X-B, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          2001      2000
                                                         -----     -----

Cash flows from operating activities:

 Cash from oil and gas sales                        $   552,644    488,768
 Cash paid to suppliers                               (329,503)  (295,816)
 Interest received                                        2,119      1,515
                                                        -------    -------
  Net cash provided by operating activities             225,260    194,467
                                                        -------    -------
Cash flows used in investing activities:

 Additions to oil and gas properties                   (29,346)   (12,883)
                                                        -------    -------
Cash flows used in financing activities:

 Distributions to partners                            (252,017)  (154,976)
                                                        -------    -------
Net (decrease) increase in cash and cash
 equivalents                                           (56,103)     26,608

 Beginning of period                                     92,659     35,345
                                                        -------    -------
 End of period                                      $    36,556     61,953
                                                        =======    =======
Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $   187,287    188,877

Adjustments to reconcile net income to
 net cash provided by operating activities:

  Depreciation, depletion and amortization               24,000     10,000
  Decrease (increase) in receivables                     26,163   (37,302)
  (Decrease) increase in payables                      (12,190)     32,892
             -------
                 -------
Net cash provided by operating activities           $   225,260    194,467
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2001, and for the three and six months ended June 30, 2001, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000.

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

Based on current conditions, management does not anticipate performing workovers during 2001.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2001, the net capitalized costs did not exceed the estimated present value of the Partnership's reserves.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 2001 and 2000

The following table provides certain information regarding performance factors for the quarters ended June 30, 2001 and 2000:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2001       2000    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    24.70     26.30       (6%)
Average price per mcf of gas             $     4.06      3.90         4%
Oil production in barrels                     7,900     8,400       (6%)
Gas production in mcf                        13,400    12,100        11%
Gross oil and gas revenue                $  249,303   271,004       (8%)
Net oil and gas revenue                  $  108,885   140,640      (23%)
Partnership distributions                $  100,000    80,000        25%
Limited partner distributions            $   90,000    72,000        25%
Per unit distribution to limited
 partners                                $     8.27      6.61        25%
Number of limited partner units              10,889    10,889

Revenues

The Partnership's oil and gas revenues decreased to $249,303 from $271,004 for the quarters ended June 30, 2001 and 2000, respectively, a decrease of 8%. The principal factors affecting the comparison of the quarters ended June 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000 by 6%, or $1.60 per barrel, resulting in a decrease of approximately $12,600 in revenues. Oil sales represented 78% of total oil and gas sales during the quarter ended June 30, 2001 as compared to 82% during the quarter ended June 30, 2000.

    The average price for an mcf of gas received by the Partnership increased during the same period by 4%, or $.16 per mcf, resulting in an increase of approximately $2,100 in revenues.

    The net total decrease in revenues due to the change in prices received from oil and gas production is approximately $10,500. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 500 barrels or 6% during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000, resulting in a decrease of approximately $13,200 in revenues.

    Gas production increased approximately 1,300 mcf or 11% during the same period, resulting in an increase of approximately $5,100 in revenues.

    The net total decrease in revenues due to the change in production is approximately $8,100.

Costs and Expenses

Total costs and expenses increased to $173,982 from $150,890 for the quarters ended June 30, 2001 and 2000, respectively, an increase of 15%. The increase is the result of higher lease operating costs, depletion expense and general and administrative expense.

1.  Lease  operating  costs  and  production  taxes  were  8%  higher,   or
    approximately $10,100 more during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased less than 1% or approximately $40 during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000.

3. Depletion expense increased to $14,000 for the quarter ended June 30, 2001 from $1,000 for the same period in 2000. This represents an increase of 1,300%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. The contributing factor to the increase in depletion expense between the comparative periods was the decrease in the price of oil and gas used to determine the Partnership's reserves for July 1, 2001 as compared to 2000.

B. General Comparison of the Six Month Periods Ended June 30, 2001 and 2000

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2001 and 2000:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2001       2000    (Decrease)
                                              ----       ----    ----------
Average price per barrel of oil          $    25.26     26.46       (5%)
Average price per mcf of gas             $     4.97      3.44        44%
Oil production in barrels                    15,900    16,800       (5%)
Gas production in mcf                        25,100    23,700         6%
Gross oil and gas revenue                $  526,481   526,070          -
Net oil and gas revenue                  $  247,987   236,299         5%
Partnership distributions                $  252,000   155,000        63%
Limited partner distributions            $  226,800   139,500        63%
Per unit distribution to limited
 partners                                $    20.83     12.81        63%
Number of limited partner units              10,889    10,889

Revenues

The Partnership's oil and gas revenues increased to $526,481 from $526,070 for the six months ended June 30, 2001 and 2000, respectively, an increase of less than 1%. The principal factors affecting the comparison of the six months ended June 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 by 5%, or $1.20 per barrel, resulting in a decrease of approximately $19,100 in revenues. Oil sales represented 76% of total oil and gas sales during the six months ended June 30, 2001 as compared to 85% during the six months ended June 30, 2000.

    The average price for an mcf of gas received by the Partnership increased during the same period by 44%, or $1.53 per mcf, resulting in an increase of approximately $38,400 in revenues.

    The net total increase in revenues due to the change in prices received from oil and gas production is approximately $19,300. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 900 barrels or 5% during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000, resulting in a decrease of approximately $23,800 in revenues.

    Gas production increased approximately 1,400 mcf or 6% during the same period, resulting in an increase of approximately $4,800 in revenues.

    The net total decrease in revenues due to the change in production is approximately $19,000.

Costs and Expenses

Total costs and expenses increased to $341,313 from $338,708 for the six months ended June 30, 2001 and 2000, respectively, an increase of 1%. The increase is primarily the result of higher depletion expense, partially offset by a decrease in lease operating costs and general and administrative expense.

1.  Lease   operating  costs  and  production  taxes  were  4%  lower,   or
    approximately $11,300 less during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased less than 1% or approximately $100 during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.

3. Depletion expense increased to $24,000 for the six months ended June 30, 2001 from $10,000 for the same period in 2000. This represents an increase of 140%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. The contributing factor to the increase in depletion expense between the comparative periods was the decrease in the price of oil and gas used to determine the Partnership's reserves for July 1, 2001 as compared to 2000.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $225,300 in the six months ended June 30, 2001 as compared to approximately $194,500 in the six months ended June 30, 2000. The primary source of the 2001 cash flow from operating activities was profitable operations.

Cash flows used in investing activities were approximately $29,300 in the six months ended June 30, 2001 as compared to approximately $12,900 in the six months ended June 30, 2000. The principle use of the 2001 cash flow from investing activities was the addition of oil and gas properties.

Cash flows used in financing activities were approximately $252,000 in the six months ended June 30, 2001 as compared to approximately $155,000 in the six months ended June 30, 2000. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 2001 were $252,000 of which $226,800 was distributed to the limited partners and $25,200 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2001 was $20.83. Total distributions during the six months ended June 30, 2000 were $155,000 of which $139,500 was distributed to the limited partners and $15,500 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2000 was $12.81.

The  sources  for  the  2001 distributions of $252,000  were  oil  and  gas operations of approximately $225,300 and the change in oil and gas properties of approximately $(29,300), with the balance from available cash on hand at the beginning of the period. The sources for the 2000 distributions of $155,000 were oil and gas operations of approximately
$194,500 and the change in oil and gas properties of approximately $(12,900), resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $5,302,939 have been made to the partners. As of June 30, 2001, $4,799,100 or $440.73 per limited partner unit has been distributed to the limited partners, representing a 88% return of the capital contributed.

As of June 30, 2001, the Partnership had approximately $175,100 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Reports on Form 8-K:

                               No reports on Form 8-K were filed during the
               quarter ended June 30, 2001.

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

Date: August 15, 2001