Form 10-Q
period 2001-09-30
SOUTHWEST OIL & GAS INCOME FUND X-B LP
filed 2001-11-13
CIK 859906

Page 4 of 4
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 2000, which are found in the Registrant's Form 10-K Report for 2000 filed with the Securities and Exchange Commission. The December 31, 2000 balance sheet included herein has been taken from the Registrant's 2000 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil and Gas Income Fund X-B, L.P.

                              Balance Sheets

                                              September 30,   December 31,
                                                   2001           2000
                                              -------------   ------------
                                               (unaudited)
Assets
------
Current assets:
 Cash and cash equivalents                    $     21,768         92,659
 Receivable from Managing General Partner          102,513        152,562
                                                 ---------      ---------
    Total current assets                           124,281        245,221
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  4,478,321      4,443,303
  Less accumulated depreciation,
   depletion and amortization                    4,135,706      4,084,706
                                                 ---------      ---------
    Net oil and gas properties                     342,615        358,597
                                                 ---------      ---------
                                              $    466,896        603,818
                                                 =========      =========
Liabilities and Partners' Equity
--------------------------------
Current liability - Distributions payable     $        150             58
                                                 ---------      ---------
Partners' equity:
 General partners                                    2,762         11,363
 Limited partners                                  463,984        592,397
                                                 ---------      ---------
    Total partners' equity                         466,746        603,760
                                                 ---------      ---------
                                              $    466,896        603,818
                                                 =========      =========

                Southwest Oil and Gas Income Fund X-B, L.P.

                         Statements of Operations
                                (unaudited)


                                 Three Months Ended    Nine Months Ended
                                   September 30,         September 30,
                                  2001       2000        2001     2000
                                  ----       ----        ----     ----
Revenues
--------
Oil and gas                  $   196,752   301,676     723,233   827,746
Interest                             455     1,210       2,574     2,725
                                 -------   -------     ------- ---------
                                 197,207   302,886     725,807   830,471
                                 -------   -------     ------- ---------
Expenses
--------
Production                       148,359   147,281     426,853   437,052
General and administrative        19,149    19,330      57,968    58,267
Depreciation, depletion and
 amortization                     27,000     5,000      51,000    15,000
                                 -------   -------     ------- ---------
                                 194,508   171,611     535,821   510,319
                                 -------   -------     ------- ---------
Net income                   $     2,699   131,275     189,986   320,152
                                 =======   =======     ======= =========

Net income (loss) allocated to:

 Managing General Partner    $     2,673    12,265      21,689    30,163
                                 =======   =======     ======= =========
 General Partner             $       297     1,363       2,410     3,352
                                 =======   =======     ======= =========
 Limited Partners            $     (271)   117,647     165,887   286,637
                                 =======   =======     ======= =========
  Per limited partner unit   $     (.02)     10.80       15.23     26.32
                                 =======   =======     ======= =========

                Southwest Oil and Gas Income Fund X-B, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                        2001       2000
                                                        ----       ----
Cash flows from operating activities

 Cash received from oil and gas sales              $  785,323    772,116
 Cash paid to suppliers                             (496,862)  (452,649)
 Interest received                                      2,574      2,725
                                                    ---------  ---------
  Net cash provided by operating activities           291,035    322,192
                                                    ---------  ---------
Cash flows used in investing activities

 Additions to oil and gas properties                 (35,018)   (21,186)
                                                    ---------  ---------
Cash flows used in financing activities

 Distributions to partners                          (326,908)  (255,023)
                                                    ---------  ---------
Net (decrease) increase in cash and cash equivalents            (70,891)
45,983

 Beginning of period                                   92,659     35,345
                                                    ---------  ---------
 End of period                                     $   21,768     81,328
                                                    =========  =========

Reconciliation of net income to net
 cash provided by operating activities

Net income                                         $  189,986    320,152

Adjustments to reconcile net income to
 net cash provided by operating activities

 Depreciation, depletion and amortization              51,000     15,000
 Decrease (increase) in receivables                    62,090   (55,630)
 (Decrease) increase in payables                     (12,041)     42,670
                                                      -------    -------
Net cash provided by operating activities          $  291,035    322,192
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2001, and for the three and nine months ended September 30, 2001, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. For the quarter ended September 30, 2001, the net capitalized cost did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 2001 and 2000

The following table provides certain information regarding performance factors for the quarters ended September 30, 2001 and 2000:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2001      2000   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   22.81     29.61   (23%)
Average price per mcf of gas               $    2.51      4.65   (46%)
Oil production in barrels                      7,800     8,400    (7%)
Gas production in mcf                         12,800    12,600      2%
Gross oil and gas revenue                  $ 196,752   301,676   (35%)
Net oil and gas revenue                    $  48,393   154,395   (69%)
Partnership distributions                  $  75,000   100,000   (25%)
Limited partner distributions              $  67,500    90,000   (25%)
Per unit distribution to limited partners  $    6.20      8.27   (25%)
Number of limited partner units               10,889    10,889


Revenues

The Partnership's oil and gas revenues decreased to $196,752 from $301,676 for the quarters ended September 30, 2001 and 2000, respectively, a decrease of 35%. The principal factors affecting the comparison of the quarters ended September 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000 by 23%, or $6.80 per barrel, resulting in a decrease of approximately $53,000 in revenues. Oil sales represented 85% of total oil and gas sales during the quarter ended September 30, 2001 as compared to 81% during the quarter ended September 30, 2000.

    The average price for a mcf of gas received by the Partnership decreased during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000 by 46%, or $2.14 per mcf, resulting in a decrease of approximately $27,400 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $80,400. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2.
   Oil production decreased approximately 600 barrels or 7% during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000, resulting in a decrease of approximately $17,800 in revenues.

    Gas production increased approximately 200 mcf or 2% during the same period, resulting in an increase of approximately $900 in revenues.

    The net total decrease in revenues due to the change in production is approximately $16,900.

Costs and Expenses

Total costs and expenses increased to $194,508 from $171,611 for the quarters ended September 30, 2001 and 2000, respectively, an increase of 13%. The increase is the result of higher depletion expense and lease operating costs, partially offset by a decrease in general and administrative expense.

1. Lease operating costs and production taxes were 1% higher, or approximately $1,100 more during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 1% or approximately $200 during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000.

3. Depletion expense increased to $27,000 for the quarter ended September 30, 2001 from $5,000 for the same period in 2000. This represents an increase of 440%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for October 1, 2001 as compared to 2000, and the decrease in oil and gas revenues received by the Partnership during 2001 as compared to 2000.

B.   General Comparison of the Nine Month Periods Ended September 30,  2001
and 2000

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 2001 and 2000:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2001      2000   (Decrease)
                                                ----      ----   ---------

Average price per barrel of oil            $   24.23     27.57    (12%)
Average price per mcf of gas               $    4.18      3.67      14%
Oil production in barrels                     23,400    25,200     (7%)
Gas production in mcf                         37,400    36,200       3%
Gross oil and gas revenue                  $ 723,233   827,746    (13%)
Net oil and gas revenue                    $ 296,380   390,694    (24%)
Partnership distributions                  $ 327,000   255,000      28%
Limited partner distributions              $ 294,300   229,500      28%
Per unit distribution to limited partners  $   27.03     21.08      28%
Number of limited partner units               10,889    10,889

Revenues

The Partnership's oil and gas revenues decreased to $723,233 from $827,746 for the nine months ended September 30, 2001 and 2000, respectively, a decrease of 13%. The principal factors affecting the comparison of the nine months ended September 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 by 12%, or $3.34 per barrel, resulting in a decrease of approximately $78,200 in revenues. Oil sales represented 78% of total oil and gas sales during the nine months ended September 30, 2001 as compared to 84% during the nine months ended September 30, 2000.

    The average price for an mcf of gas received by the Partnership increased during the same period by 14%, or $.51 per mcf, resulting in an increase of approximately $19,100 in revenues.

    The net total decrease in revenues due to the change in prices received from oil and gas production is approximately $59,100. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,800 barrels or 7% during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000, resulting in a decrease of approximately $49,600 in revenues.

    Gas production increased approximately 1,200 mcf or 3% during the same period, resulting in an increase of approximately $4,400 in revenues.

    The net total decrease in revenues due to the change in production is approximately $45,200.

Costs and Expenses

Total costs and expenses increased to $535,821 from $510,319 for the nine months ended September 30, 2001 and 2000, respectively, an increase of 5%. The increase is the result of higher depletion expense, partially offset by a decrease general and administrative expense and lease operating costs.

1. Lease   operating  costs  and  production  taxes  were  2%   lower,   or
   approximately $10,200 less during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 1% or approximately $300 during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

3. Depletion expense increased to $51,000 for the nine months ended September 30, 2001 from $15,000 for the same period in 2000. This represents an increase of 240%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for October 1, 2001 as compared to 2000, and the decrease in oil and gas revenues received by the Partnership during 2001 as compared to 2000.

Liquidity and Capital Resources
The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $291,000 in the nine months ended September 30, 2001 as compared to approximately $322,200 in the nine months ended September 30, 2000. The primary source of the 2001 cash flow from operating activities was profitable operations.

Cash flows used in investing activities were approximately $35,000 in the nine months ended September 30, 2001 as compared to approximately $21,200 in the nine months ended September 30, 2000. The principle use of the 2001 cash flow from investing activities was the change in oil and gas properties.

Cash flows used in financing activities were approximately $326,900 in the nine months ended September 30, 2001 as compared to approximately $255,000 in the nine months ended September 30, 2000. The only use of financing activities was in relation to distributions to partners.

Total distributions during the nine months ended September 30, 2001 were $327,000 of which $294,300 was distributed to the limited partners and $32,700 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2001 was $27.03. Total distributions during the nine months ended September 30, 2000 were $255,000 of which $229,500 was distributed to the limited partners and $25,500 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2000 was $21.08.

The sources for the 2001 distributions of $327,000 were oil and gas operations of approximately $291,000 and the change in oil and gas property of approximately $(35,000), with the balance from available cash on hand at the beginning of the period. The sources for the 2000 distributions of $255,000 were oil and gas operations of approximately $322,200 and the change in oil and gas property of approximately $(21,200), resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $5,377,939 have been made to the partners. As of September 30, 2001, $4,866,600 or $446.93 per limited partner unit has been distributed to the limited partners, representing a 89% return of the capital contributed.

As of September 30, 2001, the Partnership had approximately $124,100 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

         (a) No reports on Form 8-K were filed during the quarter for which this report is filed.

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

Date:     November 14, 2001