Form 10-Q
period 2002-06-30
SOUTHWEST OIL & GAS INCOME FUND X-B LP
filed 2002-08-14
CIK 859906

16 of 16
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2001 which are found in the Registrant's Form 10-K Report for 2001 filed with the Securities and Exchange Commission. The December 31, 2001 balance sheet included herein has been taken from the Registrant's 2001 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund X-B, L.P.

                              Balance Sheets


                                                    June 30,    December 31,
                                                      2002          2001
                                                   ---------    ------------
                                                  (unaudited)

  Assets
  ------

Current assets:
 Cash and cash equivalents                   $        10,774       13,190
 Receivable from Managing General Partner             70,350       39,827

---------                                    ---------
                                                 Total    current    assets
81,124                                       53,017

---------                                    ---------
Oil and gas properties - using the full-
 cost method of accounting                         4,470,138    4,459,997
  Less accumulated depreciation,
                                               depletion  and  amortization
4,166,706                                    4,149,706

---------                                    ---------
                                              Net  oil  and gas  properties
303,432                                      310,291

---------                                    ---------
                                                                          $
384,556                                      363,308

=========                                    =========
  Liabilities and Partners' Equity
  --------------------------------

Current liability - distribution payable     $           373          373

---------                                    ---------
Partners' equity:
 General partners                                    (2,394)      (6,219)
 Limited partners                                    386,577      369,154

---------                                    ---------
                                                Total    partners'   equity
384,183                                      362,935

---------                                    ---------
                                                                          $
384,556                                      363,308

=========                                    =========

                Southwest Oil & Gas Income Fund X-B, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    2002      2001        2002      2001
                                   -----     -----       -----     -----

  Revenues
  --------
Oil and gas                   $   188,881    249,303    346,059    526,481
Interest                               11        891         52      2,119
                                  -------    -------    -------    -------
                                  188,892    250,194    346,111    528,600
                                  -------    -------    -------    -------

  Expenses
  --------
Production                        134,141    140,418    269,250    278,494
General and administrative         19,280     19,564     38,613     38,819
Depreciation, depletion and
 amortization                      10,000     14,000     17,000     24,000
                                  -------    -------    -------    -------
                                  163,421    173,982    324,863    341,313
                                  -------    -------    -------    -------
Net income                    $    25,471     76,212     21,248    187,287
                                  =======    =======    =======    =======
Net income allocated to:

 Managing General Partner     $     3,192      8,119      3,442     19,016
                                  =======    =======    =======    =======
 General Partner              $       355        902        383      2,113
                                  =======    =======    =======    =======
 Limited partners             $    21,924     67,191     17,423    166,158
                                  =======    =======    =======    =======
  Per limited partner unit    $     2.01       6.17        1.60      15.26
                                  =======    =======    =======    =======

                Southwest Oil & Gas Income Fund X-B, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          2002      2001
                                                         -----     -----

Cash flows from operating activities:

 Cash from oil and gas sales                        $   318,994    552,644
 Cash paid to suppliers                               (311,321)  (329,503)
 Interest received                                           52      2,119
                                                        -------    -------
  Net cash provided by operating activities               7,725    225,260
                                                        -------    -------
Cash flows used in investing activities:

 Additions to oil and gas properties                   (10,141)   (29,346)
                                                        -------    -------
Cash flows used in financing activities:

 Distributions to partners                                    -  (252,017)
                                                        -------    -------
Net decrease in cash and cash
 equivalents                                            (2,416)   (56,103)

 Beginning of period                                     13,190     92,659
                                                        -------    -------
 End of period                                      $    10,774     36,556
                                                        =======    =======
Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $    21,248    187,287

Adjustments to reconcile net income to
 net cash provided by operating activities:

  Depreciation, depletion and amortization               17,000     24,000
  (Increase) decrease in receivables                   (27,065)     26,163
  Decrease in payables                                  (3,458)   (12,190)
  -------                                    -------
Net cash provided by operating activities           $     7,725    225,260
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2002, and for the three and six months ended June 30, 2002, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2002, the net capitalized costs did not exceed the estimated present value of the Partnership's reserves.

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

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 2002 and 2001

The following table provides certain information regarding performance factors for the quarters ended June 30, 2002 and 2001:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2002       2001    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    23.22     24.70       (6%)
Average price per mcf of gas             $     2.87      4.06      (29%)
Oil production in barrels                     6,900     7,900      (13%)
Gas production in mcf                        10,000    13,400      (25%)
Gross oil and gas revenue                $  188,881   249,303      (24%)
Net oil and gas revenue                  $   54,740   108,885      (50%)
Partnership distributions                $        -   100,000     (100%)
Limited partner distributions            $        -    90,000     (100%)
Per unit distribution to limited
 partners                                $        -      8.27     (100%)
Number of limited partner units              10,889    10,889

Revenues

The Partnership's oil and gas revenues decreased to $188,881 from $249,303 for the quarters ended June 30, 2002 and 2001, respectively, a decrease of 24%. The principal factors affecting the comparison of the quarters ended June 30, 2002 and 2001 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001 by 6%, or $1.48 per barrel, resulting in a decrease of approximately $10,200 in revenues. Oil sales represented 85% of total oil and gas sales during the quarter ended June 30, 2002 as compared to 78% during the quarter ended June 30, 2001.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 29%, or $1.19 per mcf, resulting in a decrease of approximately $11,900 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $22,100. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,000 barrels or 13% during the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001, resulting in a decrease of approximately $24,700 in revenues.

    Gas production decreased approximately 3,400 mcf or 25% during the same period, resulting in a decrease of approximately $13,800 in revenues.

    The total decrease in revenues due to the change in production is approximately $38,500. The decrease in gas production is primarily due to one lease experiencing a steep natural decline during the quarter ended June 30, 2002.


Costs and Expenses

Total costs and expenses decreased to $163,421 from $173,982 for the quarters ended June 30, 2002 and 2001, respectively, a decrease of 6%. The decrease is the result of lower lease operating costs, depletion expense and general and administrative expense.

1.  Lease   operating  costs  and  production  taxes  were  4%  lower,   or
    approximately $6,300 less during the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 1% or approximately $300 during the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001.

3. Depletion expense decreased to $10,000 for the quarter ended June 30, 2002 from $14,000 for the same period in 2001. This represents a decrease of 29%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. The contributing factor to the decrease in depletion expense between the comparative periods was the decrease in oil and gas revenues received by the Partnership during 2002 as compared to 2001.

B. General Comparison of the Six Month Periods Ended June 30, 2002 and 2001

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2002 and 2001:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2002       2001    (Decrease)
                                              ----       ----    ----------
Average price per barrel of oil          $    20.61     25.26      (18%)
Average price per mcf of gas             $     2.26      4.97      (55%)
Oil production in barrels                    14,400    15,900       (9%)
Gas production in mcf                        21,800    25,100      (13%)
Gross oil and gas revenue                $  346,059   526,481      (34%)
Net oil and gas revenue                  $   76,809   247,987      (69%)
Partnership distributions                $        -   252,000     (100%)
Limited partner distributions            $        -   226,800     (100%)
Per unit distribution to limited
 partners                                $        -     20.83     (100%)
Number of limited partner units              10,889    10,889

Revenues

The Partnership's oil and gas revenues decreased to $346,059 from $526,481 for the six months ended June 30, 2002 and 2001, respectively, a decrease of 34%. The principal factors affecting the comparison of the six months ended June 30, 2002 and 2001 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 by 18%, or $4.65 per barrel, resulting in a decrease of approximately $67,000 in revenues. Oil sales represented 86% of total oil and gas sales during the six months ended June 30, 2002 as compared to 76% during the six months ended June 30, 2001.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 55%, or $2.71 per mcf, resulting in a decrease of approximately $59,100 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $126,100. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,500 barrels or 9% during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001, resulting in a decrease of approximately $37,900 in revenues.

    Gas production decreased approximately 3,300 mcf or 13% during the same period, resulting in a decrease of approximately $16,400 in revenues.

    The total decrease in revenues due to the change in production is approximately $54,300.

Costs and Expenses

Total costs and expenses decreased to $324,863 from $341,313 for the six months ended June 30, 2002 and 2001, respectively, a decrease of 5%. The decrease is the result of lower depletion expense, lease operating costs and general and administrative expense.

1.  Lease   operating  costs  and  production  taxes  were  3%  lower,   or
    approximately $9,200 less during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 1% or approximately $200 during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

3. Depletion expense decreased to $17,000 for the six months ended June 30, 2002 from $24,000 for the same period in 2001. This represents a decrease of 29%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. The contributing factor to the decrease in depletion expense between the comparative periods was the decrease in oil and gas revenues received by the Partnership during 2002 as compared to 2001.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $7,700 in the six months ended June 30, 2002 as compared to approximately $225,300 in the six months ended June 30, 2001. The primary source of the 2002 cash flow from operating activities was profitable operations.

Cash flows used in investing activities were approximately $10,100 in the six months ended June 30, 2002 as compared to approximately $29,300 in the six months ended June 30, 2001. The principle use of the 2002 cash flow from investing activities was the addition of oil and gas properties.

Cash flows used in financing activities were none in the six months ended June 30, 2002 as compared to approximately $252,000 in the six months ended June 30, 2001. The only use in financing activities was the distributions to partners.

There were no distributions during the six months ended June 30, 2002. Total distributions during the six months ended June 30, 2001 were $252,000 of which $226,800 was distributed to the limited partners and $25,200 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2001 was $20.83.

The sources for the 2001 distributions of $252,000 were oil and gas operations of approximately $225,300 and the change in oil and gas properties of approximately $(29,300), with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $5,430,382 have been made to the partners. As of June 30, 2002, $4,913,799 or $451.26 per limited partner unit has been distributed to the limited partners, representing a 90% return of the capital contributed.

As of June 30, 2002, the Partnership had approximately $80,800 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

On October 3, 2001, the FASB issued Statements No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This pronouncement supercedes FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed" and eliminates the requirement of Statement 121 to allocate goodwill to long-lived assets to be tested for impairment. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Managing General Partner believes that the impact from SFAS No. 144 on the Partnerships financial position and results of operation should not be significantly different from that of SFAS No. 121.

     In April 2002, FASB issued SFAS No. 145, "Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds or amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This standard is effective for fiscal years beginning after May 15, 2002. The Managing General Partner believes that the adoption of this statement will not have a significant impact on the Partnerships financial statements.

     In July 2002, FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" which establishes requirements for financial accounting and reporting for costs associated with exit or disposal activities. This standard is effective for exit or disposal activities initiated after December 31, 2002. The Managing General Partner is currently assessing the impact of this statement on the Partnerships' future financial statements.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

             (a)   Reports on Form 8-K:

No reports on Form 8-
             K were filed during the quarter ended June 30, 2002.

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

Date: August 14, 2002