Form 10-Q
period 2002-09-30
SOUTHWEST OIL & GAS INCOME FUND X-B LP
filed 2002-11-15
CIK 859906

Page 20 of 20
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

                            Yes __X__ No _____

         The total number of pages contained in this report is 20.

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 2001, which are found in the Registrant's Form 10-K Report for 2001 filed with the Securities and Exchange Commission. The December 31, 2001 balance sheet included herein has been taken from the Registrant's 2001 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil and Gas Income Fund X-B, L.P.

                              Balance Sheets

                                          September        December
                                             30,             31,
                                             2002            2001
                                         -----------      ---------
                                         (unaudited)
Assets
------
Current assets:
 Cash and cash equivalents             $   13,494          13,190
   Receivable  from  Managing  General     78,468          39,827
Partner
                                         ---------       ---------
   Total current assets                    91,962          53,017
                                         ---------       ---------
Oil  and  gas properties -  using  the
full-
 cost method of accounting               4,474,423       4,459,997
  Less accumulated depreciation,
   depletion and amortization            4,175,706       4,149,706
                                         ---------       ---------
   Net oil and gas properties             298,717         310,291
                                         ---------       ---------
                                       $ 390,679          363,308
                                         =========       =========

Liabilities and Partners' Equity
--------------------------------

Current   liability   -   distribution $ 121                  373
payable
                                         ---------       ---------


Partners' equity:
General partners                       $ (857)            (6,219)
Limited partners                         391,415          369,154
                                         ---------       ---------
   Total partners' equity                390,558          362,935
                                         ---------       ---------
                                       $ 390,679          363,308
                                         =========       =========

                Southwest Oil and Gas Income Fund X-B, L.P.

                         Statements of Operations
                                (unaudited)


                                 Three Months Ended  Nine Months Ended
                                   September 30,       September 30,
                                   2002      2001      2002     2001
                                   ----      ----      ----     ----
Revenues
--------
Oil and Gas                   $  212,811   196,752   558,870   723,233
Interest                         68        455       119       2,574
                                 -------   -------   -------   -------
                                 212,879   197,207   558,989   725,807
                                 -------   -------   -------   -------

Expenses
--------
Production                       147,241   148,359   416,491   426,853
General and administrative       20,262     19,149    58,875   57,968
Depreciation, depletion and
 amortization                    9,000      27,000    26,000   51,000
                                 -------   -------   -------   -------
                                 176,503   194,508             535,821
                                                     501,366
                                 -------   -------   -------   -------
Net income                    $  36,376      2,699             189,986
                                                     57,623
                                 =======   =======   =======   =======

Net income (loss) allocated
to:

Managing General Partner      $  4,084       2,673     7,526   21,689
                                 =======   =======   =======   =======
General Partner               $  454           297       836   2,410
                                 =======   =======   =======   =======
Limited Partners              $  31,838      (271)    49,261   165,887
                                 =======   =======   =======   =======
 Per limited partner unit     $     2.92     (.02)      4.52   15.23
                                 =======   =======   =======   =======

                Southwest Oil and Gas Income Fund X-B, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                     Nine Months Ended
                                                       September 30,
                                                       2002     2001
                                                       ----     ----
Cash flows from operating activities

 Cash received from oil and gas sales             $  520,799  785,323
 Cash paid to suppliers                              (475,93  (496,862
                                                     6)       )
 Interest received                                   119      2,574
                                                     -------  -------
   Net cash provided by operating activities         44,982   291,035
                                                     -------  -------
Cash flows provided by investing activities

 Additions to oil and gas properties                 (14,426  (35,018)
                                                     )
                                                     -------  -------
Cash flows used in financing activities

 Distributions to partners                           (30,252  (326,908
                                                     )        )
                                                     -------  -------

   Net (decrease) increase in cash and cash          304      (70,891)
equivalents

 Beginning of period                                 13,190   92,659
                                                     -------  -------
 End of period                                    $  13,494   21,768
                                                     =======  =======
Reconciliation of net income to net cash provided by operating activities

Net income                                        $  57,623   189,986

 Adjustments to reconcile net income to net cash provided by operating activities

  Depreciation, depletion and amortization           26,000   51,000
  Decrease (increase) receivables                    (38,071  62,090
                                                     )
  Increase in payables                               (570)    (12,041)
                                                     -------  -------
Net cash provided by operating activities         $  44,982   291,035
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2002, and for the three and nine months ended September 30, 2002, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001.

3.   Subsequent Event
     On October 17, 2002, Southwest Royalties, Inc. the Managing General Partner filed an S-4 "Registration of Securities, Business Combinations" with the Securities and Exchange Commission. The S-4 relates to a proposed plan of merger of twenty-one limited partnerships.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. For the quarter ended September 30, 2002, the net capitalized cost did not exceed the estimated present value of oil and gas reserves.

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

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 2002 and 2001

The following table provides certain information regarding performance factors for the quarters ended September 30, 2002 and 2001:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2002      2001   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   25.23     22.81     11%
Average price per mcf of gas               $    3.10      2.51     24%
Oil production in barrels                      6,900     7,800   (12%)
Gas production in mcf                         12,500    12,800    (2%)
Gross oil and gas revenue                  $ 212,811   196,752      8%
Net oil and gas revenue                    $  65,570    48,393     35%
Partnership distributions                  $  30,000    75,000   (60%)
Limited partner distributions              $  27,000    67,500   (60%)
Per unit distribution to limited partners  $    2.48      6.20   (60%)
Number of limited partner units               10,889    10,889


Revenues

The Partnership's oil and gas revenues increased to $212,811 from $196,752 for the quarters ended September 30, 2002 and 2001, respectively, an increase of 8%. The principal factors affecting the comparison of the quarters ended September 30, 2002 and 2001 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001 by 11%, or $2.42 per barrel, resulting in an increase of approximately $16,700 in revenues. Oil sales represented 82% of total oil and gas sales during the quarter ended September 30, 2002 as compared to 85% during the quarter ended September 30, 2001.

    The average price for a mcf of gas received by the Partnership increased during the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001 by 24%, or $.59 per mcf, resulting in an increase of approximately $7,400 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $24,100. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2.
   Oil production decreased approximately 900 barrels or 12% during the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001, resulting in a decrease of approximately $20,500 in revenues.

    Gas production decreased approximately 300 mcf or 2% during the same period, resulting in a decrease of approximately $800 in revenues.

    The total decrease in revenues due to the change in production is approximately $21,300.

Costs and Expenses

Total costs and expenses decreased to $176,503 from $194,508 for the quarters ended September 30, 2002 and 2001, respectively, a decrease of 9%. The decrease is the result of lower depletion expense and lease operating costs, partially offset by an increase in general and administrative expense.

1. Lease operating costs and production taxes were 1% lower, or approximately $1,100 less during the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 6% or approximately $1,100 during the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001.

3. Depletion expense decreased to $9,000 for the quarter ended September 30, 2002 from $27,000 for the same period in 2002. This represents a decrease of 67%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. The contributing factors to the decrease in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for October 1, 2002 as compared to 2001, and the increase in oil and gas revenues received by the Partnership during 2002 as compared to 2001.

B.   General Comparison of the Nine Month Periods Ended September 30,  2002
and 2001

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 2002 and 2001:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2002      2001   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   22.10     24.23     (9%)
Average price per mcf of gas               $    2.57      4.18    (39%)
Oil production in barrels                     21,300    23,400     (9%)
Gas production in mcf                         34,300    37,400     (8%)
Gross oil and gas revenue                  $ 558,870   723,233    (23%)
Net oil and gas revenue                    $ 142,379   296,380    (52%)
Partnership distributions                  $  30,000   327,000    (91%)
Limited partner distributions              $  27,000   294,300    (91%)
Per unit distribution to limited partners  $    2.48     27.03    (91%)
Number of limited partner units               10,889    10,889

Revenues

The Partnership's oil and gas revenues decreased to $558,870 from $723,233 for the nine months ended September 30, 2002 and 2001, respectively, a decrease of 23%. The principal factors affecting the comparison of the nine months ended September 30, 2002 and 2001 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 by 9%, or $2.13 per barrel, resulting in a decrease of approximately $45,400 in revenues. Oil sales represented 84% of total oil and gas sales during the nine months ended September 30, 2002 as compared to 78% during the nine months ended September 30, 2001.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 39%, or $1.61 per mcf, resulting in a decrease of approximately $55,200 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $100,600. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 2,100 barrels or 9% during the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001, resulting in a decrease of approximately $50,900 in revenues.

    Gas production decreased approximately 3,100 mcf or 8% during the same period, resulting in a decrease of approximately $13,000 in revenues.

    The total decrease in revenues due to the change in production is approximately $63,900.

Costs and Expenses

Total costs and expenses decreased to $501,366 from $535,821 for the nine months ended September 30, 2002 and 2001, respectively, a decrease of 6%. The decrease is the result of lower depletion expense and lease operating costs, partially offset by an increase general and administrative expense.

1. Lease   operating  costs  and  production  taxes  were  2%   lower,   or
   approximately $10,400 less during the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 2% or approximately $900 during the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.

3. Depletion expense decreased to $26,000 for the nine months ended September 30, 2002 from $51,000 for the same period in 2001. This represents a decrease of 49%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. The contributing factors to the decrease in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for October 1, 2002 as compared to 2001, and the decrease in oil and gas revenues received by the Partnership during 2002 as compared to 2001.

Liquidity and Capital Resources
The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $45,000 in the nine months ended September 30, 2002 as compared to approximately $291,000 in the nine months ended September 30, 2001. The primary source of the 2002 cash flow from operating activities was profitable operations.

Cash flows used in investing activities were approximately $14,400 in the nine months ended September 30, 2002 as compared to approximately $35,000 in the nine months ended September 30, 2001. The principle use of the 2002 cash flow from investing activities was the change in oil and gas properties.

Cash flows used in financing activities were approximately $30,300 in the nine months ended September 30, 2002 as compared to approximately $326,900 in the nine months ended September 30, 2001. The only use of financing activities was in relation to distributions to partners.

Total distributions during the nine months ended September 30, 2002 were $30,000 of which $27,000 was distributed to the limited partners and $3,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2002 was $2.48. Total distributions during the nine months ended September 30, 2001 were $327,000 of which $294,300 was distributed to the limited partners and $32,700 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2001 was $27.03.

The sources for the 2002 distributions of $30,000 were oil and gas operations of approximately $45,000 and the change in oil and gas property of approximately $(14,400), resulting in excess cash for contingencies or subsequent distributions. The sources for the 2001 distributions of $327,000 were oil and gas operations of approximately $291,000 and the change in oil and gas property of approximately $(35,000), with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $5,460,382 have been made to the partners. As of September 30, 2002, $4,940,799 or $453.74 per limited partner unit has been distributed to the limited partners, representing a 91% return of the capital contributed.

As of September 30, 2002, the Partnership had approximately $91,800 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

On October 17, 2002, Southwest Royalties, Inc. the Managing General Partner filed an S-4 "Registration of Securities, Business Combinations" with the Securities and Exchange Commission. The S-4 relates to a proposed plan of merger of twenty-one limited partnerships.

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

Item 4.   Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures. The chief executive officer and chief financial officer of the Partnership's managing general partner have evaluated the effectiveness of the design and operation of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of a date within 90 days of the filing date of this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Partnership's disclosure controls and procedures are effective to ensure that material information relating to the Partnership and the Partnership's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.

     (b) Changes in Internal Controls. There have not been any significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

                                   Southwest Oil and Gas Income Fund X-B,
                                   L.P.
                                   a Delaware limited partnership

                                   By:  Southwest Royalties, Inc.
                                        Managing General Partner


                                   By:  /s/ Bill E. Coggin
                                        ------------------------------
                                        Bill E. Coggin, Executive Vice
President
                                        and Chief Financial Officer

Date:     November 14, 2002

                         CERTIFICATIONS


          I, H.H. Wommack, III, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Southwest Oil & Gas Income Fund X-B, L.P.;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.   The registrant's other certifying officers and I have
disclosed,   based  on  our  most  recent  evaluation,   to   the
registrant's  auditors  and the audit committee  of  registrant's
board   of   directors  (or  persons  performing  the  equivalent
functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002




/s/ H.H. Wommack, III
H. H. Wommack, III
Chairman, President and Chief Executive Officer
  of Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Oil & Gas Income Fund X-B, L.P.

                         CERTIFICATIONS


          I, Bill E. Coggin, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Southwest Oil & Gas Income Fund X-B, L.P.;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.   The registrant's other certifying officers and I have
disclosed,   based  on  our  most  recent  evaluation,   to   the
registrant's  auditors  and the audit committee  of  registrant's
board   of   directors  (or  persons  performing  the  equivalent
functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002




/s/ Bill E. Coggin
Bill E. Coggin
Executive Vice President
  and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Oil & Gas Income Fund X-B, L.P.