Form 10-Q/A
period 2003-03-31
SOUTHWEST OIL & GAS INCOME FUND X-B LP
filed 2003-11-12
CIK 859906

24 of 24
                               FORM 10-Q/A
                             AMENDMENT NO. 1


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

                           (432) 686-9927
                   (Registrant's telephone number,
                        including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                           Yes      No_X_

        The total number of pages contained in this report is 24.

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

     Farm-out arrangement. An agreement whereby the owner of the leasehold or working interest agrees to assign his interest in certain specific acreage to the assignee, retaining some interest, such as an overriding royalty interest, subject to the drilling of one (1) or more wells or other performance by the assignee.

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

     Proved developed oil and gas reserves. Proved developed oil and gas reserves are reserves that can be expected to be recovered from existing wells with existing equipment and operating methods.

     Proved properties. Properties with proved reserves.

     Proved reserves. The estimated quantities of crude oil, natural gas, and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

     Proved undeveloped reserves. Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

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

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the
"Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2002, which are found in the Registrant's Form 10-K/A Report for 2002 filed with the Securities and Exchange Commission. The December 31, 2002 balance sheet included herein has been taken from the Registrant's 2002 Form 10-K/A Report. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year.

Introductory  Note - Statement of Financial Accounting  Standard  No.
143
The Partnership implemented SFAS No. 143 effective January 1, 2003 (See Note 3) to the Partnership's financial statements. Subsequent to the filing of the Partnership's Quarterly Report on Form 10-Q, the Partnership discovered an omission in the calculation of the asset retirement liability and therefore has restated it's unaudited condensed financial statements for the period ended March 31, 2003 as described in Note 5 to the Partnership's financial statements.

Introductory Note - Depletion Method
During the fourth quarter of 2002, the Partnership changed its method of providing for depletion from the units-of-revenue method to the units-of-production method as described in Notes 4 and 6 to the Partnership's financial statements.

This change in depletion method was applied as a cumulative effect of a change in accounting principle effective as of January 1, 2002. The unaudited condensed financial statements of the Partnership for the period ended March 31, 2002, included herein, have been restated (as described in Notes 4 and 6 to the Partnership's financial statements) using the new depletion method and differ from those previously issued in the Partnership's Quarterly Report on Form 10-Q for the period ended March 31, 2002.

                Southwest Oil & Gas Income Fund X-B, L.P.
                              Balance Sheets


                                  March    December
                                   31,        31
                                   2003      2002
                                 (Restate
                                    d)
                                  -----     -----
                                 (unaudit
                                   ed)
Assets
---------

Current assets:
 Cash and cash equivalents    $  16,563    15,247
  Receivable  from  Managing     114,628   88,831
General Partner
                                 --------  --------
                                 ----      ----
   Total current assets          131,191   104,078
                                 --------  --------
                                 ----      ----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       4,797,67  4,476,53
                                 9         1
       Less      accumulated
depreciation,
         depletion       and     4,352,31  4,193,70
amortization                     6         6
                                 --------  --------
                                 ----      ----
      Net   oil   and    gas     445,363   282,825
properties
                                 --------  --------
                                 ----      ----
                              $  576,554   386,903
                                 =======   =======
Liabilities  and   Partners'
Equity
----------------------------
------------

Current     liability      -  $  121       287
distribution payable
                                 --------  --------
                                 ----      ----
Other long term liabilities      766,745   -
                                 --------  --------
                                 ----      ----
Partners' equity:
 General partners                (55,944)  549
 Limited partners                (134,368  386,067
                                 )
                                 --------  --------
                                 ----      ----
   Total partners' equity        (190,312  386,616
                                 )
                                 --------  --------
                                 ----      ----
                              $  576,554   386,903
                                 =======   =======

                Southwest Oil & Gas Income Fund X-B, L.P.
                         Statements of Operations
                               (unaudited)

                                    Three Months Ended
                                        March 31,
                                      2003      2002
                                    (Restate  (Restate
                                       d)        d)
                                     -----     -----
Revenues
-------------
 Oil and gas                     $  261,945   157,178
 Interest                           39        41
 Miscellaneous income               120       -
                                    --------  --------
                                    --        --
                                    262,104   157,219
                                    --------  --------
                                    --        --
Expenses
------------
 Production                         180,266   135,110
 General and administrative         19,440    19,333
  Depreciation,  depletion  and     12,000    10,000
amortization
 Accretion                          15,034    -
                                    --------  --------
                                    --        ---
                                    226,740   164,443
                                    --------  --------
                                    --        ---
Net    income   (loss)   before     35,364    (7,224)
cumulative effect

Cumulative effect of change  in     (577,292  -
accounting                          )
 principle - SFAS No. 143 - See
Note 3
Cumulative effect of change  in
accounting principle
   - change in depletion method               (7,000)
- See Note 4
                                    --------  --------
                                    --        ---
Net income (loss)                $  (541,928  (14,224)
                                    )
                                    ======    ======
Net income (loss) allocated to:
 Managing General Partner        $  (47,694)  250
                                    ======    ======
 General partner                 $  (5,299)   28
                                    ======    ======
 Limited partners                $  (488,935  (14,502)
                                    )
                                    ======    ======
    Per  limited  partner  unit  $     2.81
before cumulative effect                      (.68)
     Cumulative   effects   per     (47.71)     (.65)
limited partner unit
                                    --------  --------
                                    --        ---
  Per limited partner unit       $  (44.90)    (1.33)
                                    ======    ======
Pro   forma  amounts   assuming
changes are applied
 retroactively (See Note 3):
   Net   income  (loss)  before  $  -         (21,055)
cumulative effect
                                    ======    ======
    Per  limited  partner  unit  $  -          (1.82)
(10,889.0)
                                    ======    ======
 Net income (loss)               $  -         (28,055)
                                    ======    ======
    Per  limited  partner  unit  $  -          (2.47)
(10,889.0)
                                    ======    ======

                Southwest Oil & Gas Income Fund X-B, L.P.
                         Statements of Cash Flows
                               (unaudited)

                                      Three Months Ended
                                          March 31,
                                        2003      2002
                                      (Restate  (Restate
                                         d)        d)
                                        ----      ----
Cash    flows   from    operating
activities:

 Cash from oil and gas sales       $  226,533   149,281
 Cash paid to suppliers               (189,971  (151,868
                                      )         )
 Interest received                    39        41
                                      --------  --------
                                      ---       --
   Net cash provided by (used in)     36,601    (2,546)
operating activities
                                      --------  --------
                                      ---       --
Cash    flows   from    investing
activities:

   Additions  to  oil   and   gas     (119)     -
properties
 Sale of oil and gas properties       -         119
                                      --------  --------
                                      --        --
   Net cash (used in) provided by     (119)     119
investing activities
                                      --------  --------
                                      ---       --
Cash   flows  used  in  financing
activities:

 Distributions to partners            (35,166)  -
                                      --------  --------
                                      ---       --
Net  increase (decrease) in  cash     1,316     (2,427)
and cash equivalents

 Beginning of period                  15,247    13,190
                                      --------  --------
                                      ---       ---
 End of period                     $  16,563    10,763
                                      ======    ======
Reconciliation  of   net   income
(loss) to net cash
  provided by (used in) operating
activities:

Net income (loss)                  $  (541,928  (14,224)
                                      )

Adjustments   to  reconcile   net
income (loss) to net cash
  provided by (used in) operating
activities:

   Depreciation,  depletion   and     12,000    10,000
amortization
 Accretion                            15,034    -
  Cumulative effect of change  in
accounting
  principle - SFAS No. 143            577,292   -
  Cumulative effect of change  in
accounting
  principle - change in depletion               7,000
method
 Increase in receivables              (35,532)  (7,897)
 Increase in payables                 9,735     2,575
                                      --------  --------
                                      --        ---
Net  cash  provided by (used  in)  $  36,601    (2,546)
operating activities
                                      ======    ======
Noncash  investing and  financing
activities:
   Increase   in  oil   and   gas
properties - Adoption
  of SFAS No.143                   $  174,419   -
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 2003, and for the three months ended March 31, 2003, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q/A pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K/A for the year ended December 31, 2002.

                Southwest Oil & Gas Income Fund X-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

3.   Cumulative effect of change in accounting principle - SFAS No.
143
     On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $174,419, a long term liability of approximately $751,711 and a loss of approximately $577,292 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At March 31, 2003, the asset retirement obligation was $766,745, and the increase in the balance from January 1, 2003 of $15,034 is due to accretion expense. The pro forma amounts for the three months ended March 31, 2002, which are presented on the face of the statements of operations, reflect the effect of retroactive application of SFAS No. 143.

4. Cumulative effect of change in accounting principle - change in depletion method
     In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. The Partnership adopted the units-of-production method through the recording of a cumulative effect of a change in accounting principle in the amount of $7,000 effective as of January 1, 2002. The Partnership's depletion for the three months ended March 31, 2003 and 2002 has been calculated using the units-of-production method. The effect of the change on the three months ended March 31, 2002 was to decrease income before cumulative effect of a change in accounting principle by $3,000 ($.28 per limited partner unit) and net income by $10,000 ($.09 per limited partner unit).

                Southwest Oil & Gas Income Fund X-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

5.   March 31, 2003 Restatement
     On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143 as described in Note 3.

     Subsequent to the issuance of the Partnership's Quarterly Report on Form 10-Q for the three months ended March 31, 2003, the Partnership determined that it did not properly discount the estimated future plugging liability to its present value.

     This change in the calculation used to determine the amount of the Partnership's asset retirement liability under SFAS No. 143 resulted in a decrease in the Partnership's previously reported other long term liability of $201,154 from $967,899 to $766,745 as of March 31, 2003 and did not effect the Partnership's 2003 cash flows from operations, investing or financing activities.

     The  change  had  the  following effects  on  the  Statement  of
     Operations for the three months ended March 31, 2003.   (Periods
     prior to 2003 were not affected by the change).

                                        Restated      Previously
                                                       Reported
     Accretion                        $15,034        18,978
     Income before cumulative effect  35,364         34,420
   Cumulative effect of change in     (577,292)      (685,159)
     accounting principle
     Net income (loss)                (541,928)      (650,739)
     Net income (loss) allocated
     to:
     Managing General Partner         (47,694)       (45,217)
     General partner                  (5,299)        (5,024)
     Limited partners                 (488,935)      (600,498)
       Income (loss) per limited
     partner unit before
         cumulative effect            2.81           (55.15)
       Cumulative effect per          (47.71)        -
     limited partner unit
       Net income (loss) per          (44.90)        (55.15)
     limited partner unit

                Southwest Oil & Gas Income Fund X-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

6.   March 31, 2002 Restatement
     During the fourth quarter of 2002, the Partnership changed its method of providing for depletion from the units-of-revenue method to the units-of-production method as described in Note 4.

     Subsequent to the issuance of the Partnership's Quarterly Report on Form 10-Q for the three months ended March 31, 2003, the Partnership determined that the above change in accounting method should have been adopted by the Partnership as a cumulative effect of a change in accounting principle effective as of January 1, 2002. The Partnership had previously applied the change in the method of providing for depletion prospectively as of October 1, 2002.

     This change in the method used to implement the Partnership's change in the manner in which it determines depletion resulted in a decrease in the Partnership's previously reported net oil and gas properties of $9,000 from $291,825 to $282,825 as of December 31, 2002 and did not effect the Partnership's 2002 cash flows from operations, investing or financing activities.

     The change had the following effects on the Statement of Operations for the three months ended March 31, 2002.

                                        Restated      Previously
                                                       Reported
     Depreciation, depletion and      $10,000        7,000
     amortization
     Income (loss) before cumulative  (7,224)        (4,224)
     effect
   Cumulative effect of change in     (7,000)        -
     accounting principle
     Net income (loss)                (14,224)       (4,224)
     Net income (loss) allocated
     to:
     Managing General Partner         250            250
     General partner                  28             28
     Limited partners                 (14,502)       (4,502)
       Income (loss) per limited
     partner unit before
         cumulative effect            (.68)          (.41)
       Cumulative effect per          (.65)          -
     limited partner unit
       Net income (loss) per          (1.33)         (.41)
     limited partner unit

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

In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. The effect of this change in method was to increase depletion expense for the three months ended March 31, 2002 by $3,000 and decrease net income for the three months ended March 31, 2002 by $10,000. See Note 4 of the notes to the Partnership's financial statements.

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

In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. The effect of this change in method was to increase depletion expense for the three months ended March 31, 2002 by $3,000 and decrease net income for the three months ended March 31, 2002 by $10,000.

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

Costs and Expenses

Total costs and expenses increased to $226,740 from $164,443 for the quarters ended March 31, 2003 and 2002, respectively, an increase of 38%. The increase is a direct result of the accretion expense associated with our long term liability related to expected abandonment costs of our oil and natural gas properties, lease operating costs, depletion expense and general and administrative expense.

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

3. Depletion expense increased to $12,000 for the quarter ended March 31, 2003 from $10,000 for the same period in 2002. This represents an increase of 20%. In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. The effect of this change in method was to increase depletion expense for the three months ended March 31, 2002 by $3,000 and decrease net income for the three months ended March 31, 2002 by $10,000. The contributing factor to the increase in depletion expense is in relation to the BOE depletion rate for the quarter ended March 31, 2003, which was $1.48 applied to 8,133 BOE as compared to $1.06 applied to 9,467 BOE for the same period.

Cumulative effect of change in accounting principle

On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002.
The  new  standard requires the Partnership to recognize a  liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $174,419, a long term liability of approximately $751,711 and a loss of approximately $577,292 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At March 31, 2003, the asset retirement obligation was $766,745, and the increase in the balance from January 1, 2003 of $15,034 is due to accretion expense. The pro forma amounts for the three months ended March 31, 2002, which are presented on the face of the statements of operations, reflect the effect of retroactive application of SFAS No. 143.

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

In  April  2003,  the  FASB issued Statement of Financial  Accounting
Standards No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities ("SFAS No. 149"). SFAS No. 149 amendments require that contracts with comparable characteristics be accounted for similarly, clarifies when a contract with an initial investment meets the characteristic of a derivative and clarifies when a derivative requires special reporting in the statement of cash flows. SFAS No. 149 is effective for hedging relationships designated and for contracts entered into or modified after June 30, 2003, except for provisions that relate to SFAS No. 133 Statement Implementation Issues that have been effective for fiscal quarters prior to June 15, 2003, should be applied in accordance with their respective effective dates and certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. Assessment by the Managing General Partner revealed this pronouncement to have no impact on the partnership.

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


                              SOUTHWEST OIL & GAS
                              INCOME FUND X-B, L.P.
                              a Delaware limited partnership


                              By:  Southwest Royalties, Inc.
                                   Managing General Partner


                              By:  /s/ Bill E. Coggin
                                   ----------------------------------
----
                                   Bill E. Coggin, Vice President
                                   and Chief Financial Officer



Date:  November 12, 2003

                           CERTIFICATIONS

          I, H.H. Wommack, III, certify that:

          1. I have reviewed this quarterly report on Form 10-Q/A of Southwest Oil & Gas Income Fund X-B, L.P.;

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

Date:  November 12, 2003



/s/ H.H. Wommack, III
H. H. Wommack, III
Chairman, President and Chief Executive Officer
  of Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Oil & Gas Income Fund X-B, L.P.

                           CERTIFICATIONS

          I, Bill E. Coggin, certify that:

          1. I have reviewed this quarterly report on Form 10-Q/A of Southwest Oil & Gas Income Fund X-B, L.P.;

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

Date:  November 12, 2003



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

                      CERTIFICATION PURSUANT TO
                       19 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Oil & Gas Income Fund X-B, Limited Partnership (the "Company") on Form 10-Q/A for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H.H. Wommack, III, Chief Executive Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:  November 12, 2003




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

                      CERTIFICATION PURSUANT TO
                       19 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


   In connection with the Quarterly Report of Southwest Oil & Gas Income Fund X-B, Limited Partnership (the "Company") on Form 10-Q/A for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bill E. Coggin, Chief Financial Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:  November 12, 2003




/s/ Bill E. Coggin
Bill E. Coggin
Executive Vice President
  and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Oil & Gas Income Fund X-B, L.P.