Form 10-K
period 2003-12-31
SOUTHWEST OIL & GAS INCOME FUND X-B LP
filed 2004-05-17
CIK 859906

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(Mark One)

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

Indicate  by check mark whether the registrant is an accelerated filer  (as
defined in Exchange Act Rule 12b-2).     Yes     No  X

The registrant's outstanding securities consist of Units of limited partnership interests for which there exists no established public market from which to base a calculation of aggregate market value.

The  total  number of pages contained in this report is 50.   The  exhibits
begin on page 47.

                            Table of Contents

Item                                                                   Page

                                  Part I

     Glossary of Oil and Gas Terms                                       3

 1.  Business                                                            5

 2.  Properties                                                         10

 3.  Legal Proceedings                                                  11

 4.  Submission of Matters to a Vote of Security Holders                11

                                 Part II

 5.  Market for Registrant's Common Equity, Related
     Stockholder Matters and Issuer Purchases of Equity Securities      12

 6.  Selected Financial Data                                            13

 7.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                      14

7A.  Quantitative and Qualitative Disclosures About Market Risk         20

 8.  Financial Statements and Supplementary Data                        21

 9.  Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure                             39

9A.  Controls and Procedures                                            39

                                 Part III

10.  Directors and Executive Officers of the Registrant                 40

11.  Executive Compensation                                             42

12.  Security Ownership of Certain Beneficial Owners and
     Management and Related Stockholder Matters                         42

13.  Certain Relationships and Related Transactions                     43

14.  Principal Accountant Fees and Services                             43

                                 Part IV

15.  Exhibits, Financial Statement Schedules, and Reports
     on Form 8-K                                                        44

     Signatures                                                         45

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

The principal executive offices of the Partnership are located at 407 N. Big Spring, Suite 300, Midland, Texas, 79701. The Managing General Partner of the Partnership, Southwest Royalties, Inc. (the "Managing General
Partner")   and  its  staff  of  81  individuals,  together  with   certain
independent consultants used on an "as needed" basis, perform various services on behalf of the Partnership, including the selection of oil and gas properties and the marketing of production from such properties. H. H. Wommack, III, Chairman, Director, President and Chief Executive Officer of the Managing General Partner, is also a general partner. The Partnership has no employees.

Introductory Note - Statement of Financial Accounting Standard No. 143
The  Partnership implemented SFAS No. 143 effective January  1,  2003  (See
Note 3 to the Partnership's financial statements).

Introductory Note - Depletion Method
During 2002, the Partnership changed its method of providing for depletion from the units-of-revenue method to the units-of-production method as described in Note 4 to the Partnership's financial statements. This change in depletion method was applied as a cumulative effect of a change in accounting principle effective as of January 1, 2002.

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

Following is a table of the ratios of revenues received from oil and gas production for the last three years:

            Oil       Gas
           ------    ------
  2003      78%       22%
  2002      83%       17%
  2001      80%       20%

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

Customer Dependence
No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Three purchasers accounted for 74% of the Partnership's total oil and gas production during 2003: Teppco Crude Oil LLC for 38%, Plains Marketing LP for 24% and Exxon Company USA for 12%. Contracts for 2003 with these major purchasers cover month-to-month contracts. Prices received from these major purchasers ranged from a low of $26.45 per Bbl to a high of $29.64 per Bbl. Three purchasers accounted for 77% of the Partnership's total oil and gas production during 2002: Teppco Crude Oil LLC for 44%, Plains Marketing LP for 21% and Exxon Company USA for 12%. Contracts for 2002 with these major purchasers cover month-to-month contracts. Prices received from these major purchasers ranged from a low of $20.19 per Bbl to a high of $22.99 per Bbl. Three purchasers accounted for 71% of the Partnership's total oil and gas production during 2001: Teppco Crude Oil LLC for 40%, Plains Marketing LP for 21% and Raptor Resources Inc. for 10%. Contracts for 2001 with these major purchasers cover month-to-month contracts. Prices received from these major purchasers ranged from a low of $23.19 per Bbl to a high of $26.85 per Bbl and $3.97 per mcf. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event either of these purchasers were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's sales of oil and gas production.

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

Partnership Employees
The Partnership has no employees; however the Managing General Partner has a staff of geologists, engineers, accountants, landmen and clerical staff who engage in Partnership activities and operations and perform additional services for the Partnership as needed. In addition to the Managing General Partner's staff, the Partnership engages independent consultants such as petroleum engineers and geologists as needed. As of December 31, 2003, there were 81 individuals directly employed by the Managing General Partner in various capacities.

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

As of December 31, 2003, the Partnership possessed an interest in oil and gas properties located in Columbia County of Arkansas; Eddy and Lea Counties of New Mexico; and Duval, Midland, Schleicher, Ward and Winkler
Counties of Texas. These properties consist of various interests in approximately 165 wells and units.

Due to the Partnership's objective of maintaining current operations without engaging in the drilling of any developmental or exploratory wells, or additional acquisitions of producing properties, there have not been any significant changes in properties during 2003, 2002 and 2001, except for property sales as noted below.

During 2003, one significant oil lease was sold for approximately $239,400 (See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".) There were no leases sold during 2002 and 2001.

Significant Properties
The following table reflects the significant properties in which the Partnership has an interest:

                        Date
                      Purchased     No. of    Proved Reserves*
Name and Location   and Interest    Wells      Oil       Gas
                                              (bbls)    (mcf)
------------------  -------------  -------   --------  --------
--------                 ---                  -----     -----
Jal-Mat               10/91 at       119      3,000    213,000
Acquisition
Lea   County,  New    1% to 2%               3,000(1)  213,000(
Mexico                                                    1)
                       working
                      interest

NE Vacuum Abo          9/91 at        13     101,000    66,000
Acquisition          25% to 50%       7      74,000(1  38,000(1
                                                )         )
Lea County,            working
                      interest
New Mexico

SWRI Acquisition    1/92 at 8% to     4       19,000    90,000
Ward  and  Midland   50% working             19,000(1  90,000(1
County, Texas         interest                  )         )
Eddy  County,  New
Mexico


(1)Amounts present proved developed reserves from currently producing zones.

*Ryder Scott Company, L.P. prepared the reserve and present value data for the Partnership's existing properties as of January 1, 2004. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-
X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

Oil price adjustments were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The results of the reserve report as of January 1, 2004 are an average price of $31.63 per barrel.

Gas price adjustments were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results of the reserve report as of January 1, 2004 are an average price of $5.68 per Mcf.

As also discussed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, oil and gas prices were subject to frequent changes in 2003.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2003 through the solicitation of proxies or otherwise.

                                 Part II


Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

The Managing General Partner has the right, but not the obligation in accordance with the obligations set forth in the partnership agreement, to purchase limited partnership units should an investor desire to sell. The value of the unit is determined by adding the sum of (1) current assets less liabilities and (2) the present value of the future net revenues attributable to proved reserves and by discounting the future net revenues at a rate not in excess of the prime rate charged by NationsBank, N.A. of Midland, Texas plus one percent (1%), which value shall be further reduced by a risk factor discount of no more than one-third (1/3) to be determined by the Managing General Partner in its sole and absolute discretion under the partnership agreement.

                   Issuer Purchases of Equity Securities

                                                   Maximum
                                       Total     Number (or
                                      Number
                                     of Units    Approximat
                                                      e
                                     Purchased    Value) of
                                        as          Units
                                      Part of     that May
                                     Publicly      Yet Be
               Total                 Announced    Purchased
              Number
             of Units     Average    Plans or     Under the
                           Price                    Plans
Period(1)    Purchased   Paid Per    Programs        or
                           Unit                   Programs
October 1-
   31,
   2003        56.5     $   94.64        -           N/A
November 1-
   30,
   2003          -             -         -           N/A
December 1-
   31,
   2003          -             -         -           N/A
  TOTALS       56.5     $   94.64

(1) In April and July 2003, the Managing General Partner purchased a total of 29 limited partner units from limited partners at an average base price of $94.64 per unit. In 2002, the Managing General Partner purchased no limited partner units. In 2001, 60 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $98.72 per unit. The discretionary repurchases were made based upon the partnership agreement.

Number of Limited Partner Interest Holders
As of December 31, 2003, there were 520 holders of limited partner units in the Partnership.

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

During 2003, distributions were made totaling $110,007, with $106,506 distributed to the limited partners and $3,501 to the general partners. For the year ended December 31, 2003, distributions of $9.78 per limited partner unit were made, based upon 10,889 limited partner units outstanding. During 2002, distributions were made totaling $62,189, with $55,970 distributed to the limited partners and $6,219 to the general partners. For the year ended December 31, 2002, distributions of $5.14 per limited partner unit were made, based upon 10,889 limited partner units outstanding. During 2001, distributions were made totaling $379,443, with $341,499 distributed to the limited partners and $37,944 to the general partners. For the year ended December 31, 2001, distributions of $31.36 per limited partner unit were made, based upon 10,889 limited partner units outstanding.

Item 6.   Selected Financial Data

The following selected financial data for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 should be read in conjunction with the financial statements included in Item 8:

                                      Year Ended December 31,
                         -------------------------------------------------
                                         ------------------
                            2003        2002       2001     2000     1999
                            ----        ----       ----     ----     ----

Revenues              $  553,838     444,206    468,228    649,09  439,698
                                                           2

Net   income   (loss)
from continuing
 operations              (100,970)   107,112    89,088     307,69  121,299
                                                           9

Results          from    796,422     (14,242)   49,530     188,42  22,388
discontinued                                               1
operations

Net   income   before
cumulative
      effects      of    695,452     92,870     138,618    496,12  143,687
accounting changes                                         0

Net income               118,160     85,870     138,618    496,12  143,687
                                                           0

Partners'  share   of
net income:

General partners         16,816      12,987     20,362     52,512  17,369

Limited partners         101,344     72,883     118,256    443,60  126,318
                                                           8

Limited partners' net
income (loss)
   per   unit  before
discontinued
    operations    and
cumulative effects
     of    accounting     (8.61)          8.67       7.03
changes                                                    25.29   9.88

Discontinued
operations per
 limited partner unit      65.63                     3.83
                                     (1.33)                15.45   1.72

Limited partners'
net income per unit         9.31          6.69
                                                10.86      40.74   11.60

Limited partners'
  cash  distributions       9.78          5.14
per unit                                        31.36      33.61   6.54

Total assets          $  531,839     386,903    363,308    603,81  514,356
                                                           8

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

Well operating costs and general and administrative costs usually decrease with production declines; however, these costs may not decrease proportionately. Net income available for distribution to the limited partners is therefore expected to decline in later years based on these factors.

Based on current conditions, management anticipates performing no drilling projects and workovers during the year 2004 to enhance production. The partnership will most likely to continue to experience the historical production decline, which have approximated 8% per year. Accordingly, if commodity prices remain unchanged, the Partnership expects future earnings to decline due to anticipated production declines.

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

Results of Operations

A.  General Comparison of the Years Ended December 31, 2003 and 2002

The following table provides certain information regarding performance factors for the years ended December 31, 2003 and 2002:

                                Year Ended      Percenta
                                                   ge
                               December 31,     Increase
                              2003      2002    (Decreas
                                                   e)
                             ------    ------   --------
                                                -------
Average price per        $    32.45               22%
barrel of oil                         26.59
Average price per mcf    $     4.70               64%
of gas                                2.87
Oil production in           10,700    11,800      (9%)
barrels
Gas production in mcf       43,100    45,000      (4%)
Oil and gas revenue      $  551,029   444,032     24%
Production expense       $  494,660   238,543     107%
Partnership              $  110,007   62,189      77%
distributions
Limited partner          $  106,506   55,970      90%
distributions
Per unit distribution    $     9.78               90%
to limited partners                   5.14

Number of limited           10,889    10,889
partner units

Revenues

The Partnership's oil and gas revenues increased to $551,029 from $444,032 for the years ended December 31, 2003 and 2002, respectively, an increase of 24%. The principal factors affecting the comparison of the years ended December 31, 2003 and 2002 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the year ended December 31, 2003 as compared to the year ended December 31, 2002 by 22%, or $5.86 per barrel, resulting in an increase of approximately $62,700 in revenues. Oil sales represented 63% of total oil and gas sales during the year ended December 31, 2003 as compared to 71% during the year ended December 31, 2002.

    The average price for an mcf of gas received by the Partnership increased during the same period by 64%, or $1.83 per mcf, resulting in an increase of approximately $78,900 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $141,600. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,100 barrels or 9% during the year ended December 31, 2003 as compared to the year ended December 31, 2002, resulting in a decrease of approximately $29,200 in revenues.

    Gas production decreased approximately 1,900 mcf or 4% during the same period, resulting in a decrease of approximately $5,500 in revenues.

    The total decrease in revenues due to the change in production is approximately $34,700. The decrease in oil production is primarily the result of the sale of a property in October 2003, which represented approximately 1,100 barrels of production a month.

Costs and Expenses

Total costs and expenses increased to $654,808 from $337,094 for the years ended December 31, 2003 and 2002, respectively, an increase of 94%. The increase is the result of an increase in lease operating costs, depletion expense and general and administrative costs and the addition of accretion expense.

1. Lease operating costs and production taxes were 107% higher, or approximately $256,100 more during the year ended December 31, 2003 as compared to the year ended December 31, 2002. The increase in lease operating costs is due to workovers performed on two wells in 2003 and the increase in production taxes due to the increase in oil and gas prices received.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 8% or approximately $6,000 during the year ended December 31, 2003 as compared to the year ended December 31, 2002.

3. Depletion expense increased to $29,000 for the year ended December 31, 2003 from $20,000 for the same period in 2002. This represents an increase of 45%. The contributing factor to the increase in depletion expense is in relation to the BOE depletion rate for the year ended December 30, 2003, which was $1.62 applied to 17,914 BOE as compared to $1.04 applied to 19,300 BOE for the same period in 2002.

Cumulative effect of change in accounting principle - SFAS No. 143
On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $174,419, a long term liability of approximately $751,711 and a loss of approximately $577,292 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At December 31, 2003, the asset retirement obligation was $136,486, and the decrease in the balance from January 1, 2003 is due primarily to the sales of a property, which decreased the liability by 605,481 and the plug and abandonment of oil and gas properties, which decreased the asset retirement obligation by $56,292, partially offset by accretion expense of $46,548. The pro forma amounts of the asset retirement obligation as of December 31, 2002, 2001 and 2000, were approximately $751,711, $696,385 and $645,131, respectively. The pro forma amounts of the asset retirement obligation were measured using information, assumptions and interest rates as of the adoption date of January 1, 2003.

Discontinued Operations - Sale of oil and gas leases
During 2003, the Partnership sold its interest in certain oil wells for $239,402 sales proceeds and retired $605,481 of asset retirement obligation associated with the properties. The Partnership recognized a gain of $784,359 on the sale. Pursuant to the requirements of SFAS No. 144, the historical operating results from these properties have been reported as discontinued operations in the accompanying statements of operations. The following table summarizes certain historical operating information related to the discontinued operations:

                                  2003        2002        2001

           Revenues             $353,546   324,200    404,407
           Operating expenses   341,483    338,442     354,877
           Gain on sale         784,359    -           -
                                ---------  ----------  -----------
                                ---        --         -
           Income (loss) from
             discontinued       $796,422   (14,242)   49,530
           operations
                                =======    =======     =======

Sales of oil and gas properties, whether or not being amortized currently, shall be accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized cost and proved oil and gas reserves. It was determined that the sale of a certain oil lease, which encompasses several wells, would significantly alter the relationship between capitalized costs and the proved reserves. Therefore, the Partnership calculated and recorded a gain on sale of the oil lease in the amount of $784,359. Net capitalized costs were allocated to the gain on sale based on the percentage of the reserves for the wells sold to the total reserves before the sale. In addition, the asset retirement obligation associated with the wells was taken to the gain on sale.

Results of Operations

B.  General Comparison of the Years Ended December 31, 2002 and 2001

The following table provides certain information regarding performance factors for the years ended December 31, 2002 and 2001:

                                Year Ended      Percenta
                                                   ge
                               December 31,     Increase
                              2002      2001    (Decreas
                                                   e)
                             ------    ------   --------
                                                -------
Average price per        $    26.59               24%
barrel of oil                         21.43
Average price per mcf    $     2.87              (16%)
of gas                                3.40
Oil production in           11,800    13,500     (13%)
barrels
Gas production in mcf       45,000    52,000     (13%)
Oil and gas revenue      $  444,032   465,399     (5%)
Production expense       $  238,543   265,280    (10%)
Partnership              $  62,189    379,443    (84%)
distributions
Limited partner          $  55,970    341,499    (84%)
distributions
Per unit distribution    $     5.14              (84%)
to limited partners                   31.36

Number of limited           10,889    10,889
partner units

Revenues

The Partnership's oil and gas revenues decreased to $444,032 from $465,399 for the years ended December 31, 2002 and 2001, respectively, a decrease of 5%. The principal factors affecting the comparison of the years ended December 31, 2002 and 2001 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the year ended December 31, 2002 as compared to the year ended December 31, 2001 by 24%, or $5.16 per barrel, resulting in an increase of approximately $60,900 in revenues. Oil sales represented 71% of total oil and gas sales during the year ended December 31, 2002 as compared to 62% during the year ended December 31, 2001.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 16%, or $.53 per mcf, resulting in a decrease of approximately $23,900 in revenues.

    The net total increase in revenues due to the change in prices received from oil and gas production is approximately $37,000. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,700 barrels or 13% during the year ended December 31, 2002 as compared to the year ended December 31, 2001, resulting in a decrease of approximately $36,400 in revenues.

    Gas production decreased approximately 7,000 mcf or 13% during the same period, resulting in a decrease of approximately $23,800 in revenues.

    The total decrease in revenues due to the change in production is approximately $60,200.

Costs and Expenses

Total costs and expenses decreased to $337,094 from $379,140 for the years ended December 31, 2002 and 2001, respectively, a decrease of 11%. The decrease is the result of lower lease operating costs and depletion expense, partially offset by an increase in general and administrative costs.

1.  Lease  operating  costs  and  production  taxes  were  10%  lower,   or
    approximately $26,700 less during the year ended December 31, 2002 as compared to the year ended December 31, 2001.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 1% or approximately $700 during the year ended December 31, 2002 as compared to the year ended December 31, 2001.

3. Depletion expense decreased to $20,000 for the year ended December 31, 2002 from $36,000 for the same period in 2001. This represents a decrease of 44%. In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. The effect of this change in method was to increase 2002 depletion expense by $2,000 and decrease 2002 net income by $9,000. See Note 4 of the notes to the Partnership's financial statements.

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

C.  Revenue and Distribution Comparison

Partnership income for the years ended December 31, 2003, 2002 and 2001 was $118,160, $85,870 and $138,618, respectively. Partnership distributions for the years ended December 31, 2003, 2002 and 2001 were $110,007, $62,189 and $379,443, respectively. These differences are indicative of the changes in oil and gas prices, production and property sales.

The  sources for the 2003 distributions of $110,007 were the change in  oil and  gas  properties of approximately $137,600, less funds used in oil  and gas operations of approximately $23,000, resulting in excess cash for contingencies or subsequent distributions. The sources for the 2002 distributions  of  $62,189  were oil and gas  operations  of  approximately
$80,900  and  the  change  in  oil  and  gas  properties  of  approximately
$(16,500), resulting in excess cash for contingencies or subsequent distributions. The sources for the 2001 distributions of $379,443 were oil and gas operations of approximately $316,400 and the change in oil and gas properties of approximately $(16,700), with the balance from available cash on hand at the beginning of the period.

Total distributions during the year ended December 31, 2003 were $110,007 of which $106,506 was distributed to the limited partners and $3,501 to the general partners. The per unit distribution to limited partners during the same period was $9.78. Total distributions during the year ended December 31, 2002 were $62,189 of which $55,970 was distributed to the limited partners and $6,219 to the general partners. The per unit distribution to limited partners during the same period was $5.14. Total distributions during the year ended December 31, 2001 were $379,443 of which $341,499 was distributed to the limited partners and $37,944 to the general partners. The per unit distribution to limited partners during the same period was $31.36.

Cumulative cash distributions of $5,602,578 have been made to the general and limited partners as of December 31, 2003. As of December 31, 2003, $5,076,275 or $466.18 per limited partner unit has been distributed to the limited partners, representing a 93% return of capital contributed.

Liquidity and Capital Resources
The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows (used in) provided by operating activities were approximately $(23,000) in 2003 compared to $80,900 in 2002 and approximately $316,400 in 2001.

Cash flows provided by (used in) investing activities were approximately $137,600 in 2003 compared to $(16,500) in 2002 and approximately $(16,700)
in 2001. The principle source of the 2003 cash flow from investing activities was sales of oil and gas properties.

Cash flows used in financing activities were approximately $109,700 in 2003 compared to $62,300 in 2002 and approximately $379,100 in 2001. The only use in the 2003 financing activities was the distributions to partners.

As of December 31, 2003 the Partnership had approximately $139,000 in working capital. The Managing General Partner knows of no unusual contractual commitments. Although the Partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non producing properties, if any. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the Partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

Liquidity - Managing General Partner
As of December 31, 2003, the Managing General Partner is in violation of several covenants pertaining to their Amended and Restated Revolving Credit Agreement due June 1, 2006 and their Senior Second Lien Secured Credit
Agreement due October 15, 2008. Due to the covenant violations, the Managing General Partner is in default under their Amended and Restated Revolving Credit Agreement and the Senior Second Lien Secured Credit Agreement, and all amounts due under these agreements have been classified as a current liability on the Managing General Partner's balance sheet at December 31, 2003. The significant working capital deficit and debt being in default at December 31, 2003, raise substantial doubt about the Managing General Partner's ability to continue as a going concern.

Subsequent to December 31, 2003, the Board of Directors of the Managing General Partner announced its decision to explore a merger, sale of the stock or other transaction involving the Managing General Partner. The Board has formed a Special Committee of independent directors to oversee the sales process. The Special Committee has retained independent financial and legal advisors to work closely with the management of the Managing General Partner to implement the sales process. There can be no assurance that a sale of the Managing General Partner will be consummated or what terms, if consummated, the sale will be on.

Recent Accounting Pronouncements

The EITF is considering two issues related to the reporting of oil and gas mineral rights. Issue No. 03-O, "Whether Mineral Rights Are Tangible or Intangible Assets," is whether or not mineral rights are intangible assets pursuant to SFAS No. 141, "Business Combinations." Issue No. 03-S, "Application of SFAS No. 142, Goodwill and Other Intangible Assets, to Oil and Gas Companies," is, if oil and gas drilling rights are intangible assets, whether those assets are subject to the classification and disclosure provisions of SFAS No. 142. The Partnership classifies the cost of oil and gas mineral rights as properties and equipment and believes that this is consistent with oil and gas accounting and industry practice. The disclosures required by SFAS Nos. 141 and 142 would be made in the notes to the financial statements. There would be no effect on the statement of income or cash flows as the intangible assets related to oil and gas mineral rights would continue to be amortized under the full cost method of accounting.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Partnership is not a party to any derivative or embedded derivative instruments.

Item 8.   Financial Statements and Supplementary Data

                      Index to Financial Statements

                                                                       Page

Independent Auditors' Report                                            22

Balance Sheets                                                          23

Statements of Operations                                                24

Statement of Changes in Partners' Equity                                26

Statements of Cash Flows                                                27

Notes to Financial Statements                                           29

                       INDEPENDENT AUDITORS' REPORT

The Partners
Southwest Oil & Gas Income Fund X-B, L.P.
 (A Delaware Limited Partnership):


We have audited the accompanying balance sheets of Southwest Oil & Gas Income Fund X-B, L.P. (the "Partnership") as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' equity and cash flows for each of the years in the three year period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Oil & Gas Income Fund X-B, L.P. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the financial statements, the Partnership changed its method of computing depletion in 2002. Also, as discussed in Note 3 to the financial statements, the Partnership changed its method of accounting for asset retirement obligations as of January 1, 2003.







                                                  KPMG LLP



Midland, Texas
March 19, 2004, except as to Note 10, which is as of May 3, 2004

                Southwest Oil & Gas Income Fund X-B, L.P.
                     (a Delaware limited partnership)
                              Balance Sheets
                        December 31, 2003 and 2002

                                   2003      2002
                                  -----     -----
Assets
---------

Current assets:
 Cash and cash equivalents    $  20,125    15,247
  Receivable  from  Managing     119,445   88,831
General Partner
                                 --------  --------
                                 ----      ----
   Total current assets          139,570   104,078
                                 --------  --------
                                 ----      ----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       4,137,21  4,476,53
                                 7         1
       Less      accumulated
depreciation,
         depletion       and     3,744,94  4,193,70
amortization                     8         6
                                 --------  --------
                                 ----      ----
      Net   oil   and    gas     392,269   282,825
properties
                                 --------  --------
                                 ----      ----
                              $  531,839   386,903
                                 =======   =======
Liabilities  and   Partners'
Equity
----------------------------
------------

Current     liability      -  $  584       287
distribution payable
                                 --------  --------
                                 ----      ----

Asset retirement obligation      136,486   -
                                 --------  --------
                                 ----      ----
Partners' equity:
 General partners                13,864    549
 Limited partners                380,905   386,067
                                 --------  --------
                                 ----      ----
   Total partners' equity        394,769   386,616
                                 --------  --------
                                 ----      ----
                              $  531,839   386,903
                                 =======   =======












                  The accompanying notes are an integral
                   part of these financial statements.

                Southwest Oil & Gas Income Fund X-B, L.P.
                     (a Delaware limited partnership)
                         Statements of Operations
               Years ended December 31, 2003, 2002 and 2001

                                     2003      2002      2001
                                    -----     -----     -----
Revenues
-------------
 Oil and gas income             $  551,029   444,032   465,399
 Interest from operations          306       174       2,829
 Other income                      2,503     -         -
                                   --------  --------  --------
                                   ----      --        --
                                   553,838   444,206   468,228
                                   --------  --------  --------
                                   ----      --        --
Expenses
------------
 Production                        494,660   238,543   265,280
 General and administrative        84,600    78,551    77,860
  Depreciation, depletion  and     29,000    20,000    36,000
amortization
 Accretion of asset retirement     46,548    -         -
obligation
                                   --------  --------  --------
                                   ----      --        --
                                   654,808   337,094   379,140
                                   --------  --------  --------
                                   ----      --        --
Net    income   (loss)    from     (100,970  107,112   89,088
continuing operations              )

Results    from   discontinued
operations -
  sale of oil and gas leases -     796,422   (14,242)  49,530
See Note 5
                                   --------  --------  --------
                                   ----      --        --
Net  income  before cumulative
effects
 of accounting changes             695,452   92,870    138,618

Cumulative effect of change in
accounting
  principle - SFAS No.  143  -     (577,292  -         -
See Note 3                         )
Cumulative effect of change in
accounting principle
  - change in depletion method     -         (7,000)   -
- See Note 4
                                   --------  --------  --------
                                   ----      --        --
Net income                      $  118,160   85,870    138,618
                                   =======   ======    ======
                                                       (continu
                                                       ed)

                Southwest Oil & Gas Income Fund X-B, L.P.
                     (a Delaware limited partnership)
                         Statements of Operations
               Years ended December 31, 2003, 2002 and 2001

                                     2003      2002      2001
                                    -----     -----     -----
Net income allocated to:
 Managing General Partner       $  15,134    11,688    18,326
                                   =======   ======    ======
 General Partner                $  1,682     1,299     2,036
                                   =======   ======    ======
 Limited partners               $  101,344   72,883    118,256
                                   =======   ======    ======
  Per limited partner unit
before discontinued
   operations and cumulative    $   (8.61)
effects                                      8.67      7.03
  Discontinued operations per        65.63    (1.33)      3.83
limited partner unit
    Cumulative   effects   per     (47.71)     (.65)   -
limited partner unit
                                   --------  --------  --------
                                   ----      --        --
  Per limited partner unit      $     9.31
                                             6.69      10.86
                                   =======   ======    ======
Pro   forma  amounts  assuming
changes are applied
  retroactively (See  Notes  3
and 4):
  Net income before cumulative  $  -         37,544    96,364
effect
                                   =======   ======    ======
   Per  limited  partner  unit  $        -
(10,889.0 units)                             2.76      7.45
                                   =======   ======    ======




























                  The accompanying notes are an integral
                   part of these financial statements.

                Southwest Oil & Gas Income Fund X-B, L.P.
                     (a Delaware limited partnership)
                 Statement of Changes in Partners' Equity
               Years ended December 31, 2003, 2002 and 2001

                       General   Limited
                       Partners  Partners   Total
                       --------  --------   -----
Balance         at  $  11,363    592,397   603,760
December 31, 2000

 Net income            20,362    118,256   138,618

 Distributions         (37,944)  (341,499  (379,443
                                 )         )
                       --------  --------  --------
                       --        ---       ---
Balance         at     (6,219)   369,154   362,935
December 31, 2001

 Net income            12,987    72,883    85,870

 Distributions         (6,219)   (55,970)  (62,189)
                       --------  --------  --------
                       --        ----      ---
Balance         at     549       386,067   386,616
December 31, 2002

 Net income            16,816    101,344   118,160

 Distributions         (3,501)   (106,506  (110,007
                                 )         )
                       --------  --------  --------
                       --        ---       ---
Balance         at  $  13,864    380,905   394,769
December 31, 2003
                       ======    =======   ======

























                  The accompanying notes are an integral
                   part of these financial statements.

                Southwest Oil & Gas Income Fund X-B, L.P.
                     (a Delaware limited partnership)
                         Statements of Cash Flows
               Years ended December 31, 2003, 2002 and 2001

                                      2003      2002      2001
                                      -----     -----     -----
Cash    flows   from   operating
activities:
  Cash received from oil and gas $  583,086   404,361   584,605
sales
  Cash  paid to Managing General
Partner
     for   production   expense,
administrative
     fees   and   general    and    (650,594  (309,427  (320,611
administrative overhead             )         )         )
 Cash received from discontinued    (12,063)  (14,242)  49,530
operations
 Interest received                  306       174       2,829
                                    --------  --------  --------
                                    ----      -----     -----
  Net cash (used in) provided by    (79,265)  80,866    316,353
operating activities
                                    --------  --------  --------
                                    ----      -----     -----
Cash  flows  used  in  investing
activities:
   Additions  to  oil  and   gas    (45,549)  (16,534)  (16,694)
properties
 Sale of oil and gas properties     239,402   -         -
                                    --------  --------  --------
                                    ----      -----     -----
  Net cash provided by (used in)    193,853   (16,534)  (16,694)
investing activities
                                    --------  --------  --------
                                    ----      -----     -----
Cash  flows  used  in  financing
activities:
 Distributions to partners          (109,710  (62,275)  (379,128
                                    )                   )
                                    --------  --------  --------
                                    ----      -----     -----
Net  increase (decrease) in cash    4,878     2,057     (79,469)
and cash equivalents

Beginning of period                 15,247    13,190    92,659
                                    --------  --------  --------
                                    ----      -----     -----
End of period                    $  20,125    15,247    13,190
                                    =======   =======   =======
                                                        (continu
                                                        ed)

                Southwest Oil & Gas Income Fund X-B, L.P.
                     (a Delaware limited partnership)
                         Statements of Cash Flows
               Years ended December 31, 2003, 2002 and 2001

                                      2003      2002      2001
                                      -----     -----     -----
Reconciliation of net income  to
net
  cash  (used  in ) provided  by
operating activities:

Net income                       $  118,160   85,870    138,618

Adjustments  to  reconcile   net
income to
  net cash (used in) provided by
operating activities:
   Depreciation,  depletion  and    29,000    20,000    36,000
amortization
  Accretion  of asset retirement    46,548    -         -
obligation
  Cumulative effect of change in    577,292   7,000     -
accounting principle
 Gain on sale of properties         (784,359  -         -
                                    )
    (Increase)    decrease    in    29,554    (39,671)  119,206
receivables
 (Decrease) increase in payables    (95,460)  7,667     22,529
                                    --------  --------  --------
                                    -----     -----     -----
Net  cash (used in) provided  by $  (79,265)  80,866    316,353
operating activities
                                    =======   =======   =======
Noncash investing and financing
activities:
   Increase  in  oil   and   gas
properties - adoption
  of SFAS No. 143                $  174,419   -         -
                                    =======   =======   =======
  Decrease  in asset  retirement
obligation - SFAS No. 143
  sale of properties             $  605,481   -         -
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

     Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. In applying the units-of-revenue method for the year ended December 31, 2001, we have not excluded royalty and net profit interest payments from gross revenues as all of our royalty and net profit interests have been purchased and capitalized to the depletion basis of our proved oil and gas properties. As of December 31, 2003, 2002 and 2001 the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

     Gas Balancing
     The Partnership utilizes the sales method of accounting for gas-balancing arrangements. Under this method the Partnership recognizes sales revenue on all gas sold. As of December 31, 2003 and 2002, there were no significant amounts of imbalance in terms of units or value.

     Income Taxes
     No provision for income taxes is reflected in these financial statements, since the tax effects of the Partnership's income or loss are passed through to the individual partners.

     In   accordance  with  the  requirements  of  Statement  of  Financial
     Accounting Standards No. 109, "Accounting for Income Taxes, the Partnership's tax basis in its net oil and gas properties at December 31, 2003 and 2002 is $105,841 less and $182,716, more than that shown on the accompanying Balance Sheets in accordance with generally accepted accounting principles.

     Cash and Cash Equivalents
     For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Partnership maintains its cash at one financial institution.

     Number of per Limited Partner Units
     As of December 31, 2003, 2002 and 2001, there were 10,889 limited partner units outstanding held by 520, 527 and 527 partners.

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

`               Southwest Oil & Gas Income Fund X-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

2.   Summary of Significant Accounting Policies- continued

     Recent Accounting Pronouncements
     The EITF is considering two issues related to the reporting of oil and gas mineral rights. Issue No. 03-O, "Whether Mineral Rights Are Tangible or Intangible Assets," is whether or not mineral rights are intangible assets pursuant to SFAS No. 141, "Business Combinations." Issue No. 03-S, "Application of SFAS No. 142, Goodwill and Other Intangible Assets, to Oil and Gas Companies," is, if oil and gas drilling rights are intangible assets, whether those assets are subject to the classification and disclosure provisions of SFAS No.
     142. The Partnership classifies the cost of oil and gas mineral rights as properties and equipment and believes that this is consistent with oil and gas accounting and industry practice. The disclosures required by SFAS Nos. 141 and 142 would be made in the notes to the financial statements. There would be no effect on the statement of income or cash flows as the intangible assets related to oil and gas mineral rights would continue to be amortized under the full cost method of accounting.

     Depletion Policy
     In 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. (See Note 4)

3.   Cumulative effect of change in accounting principle - SFAS No. 143
     On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $174,419, a long term liability of approximately $751,711 and a loss of approximately $577,292 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At December 31, 2003, the asset retirement obligation was $136,486, and the decrease in the balance from January 1, 2003 is due primarily to the sale of a property, which decreased the liability by $605,481 and the plug and abandonment of oil and gas properties, which decreased the asset retirement obligation by $56,292, partially offset by accretion expense of $46,548. The pro forma amounts of the asset retirement obligation as of December 31, 2002, 2001 and 2000, were approximately $751,711, $696,385 and $645,131, respectively. The pro forma amounts of the asset retirement obligation were measured using information, assumptions and interest rates as of the adoption date of January 1, 2003.

                                     2002      2001
                                    -----     -----
Pro   forma  amounts  assuming
change is applied
 retroactively:
  Net income before cumulative
effect
    for  change  in  depletion  $  37,544    87,364
method
                                   ======    ======
   Per  limited  partner  unit  $     2.76
(10,889.0 units)                             6.62
                                   ======    ======
 Net income                     $  30,544    87,364
                                   ======    ======
   Per  limited  partner  unit  $     2.12
(10,889.0 units)                             6.62
                                   ======    ======

                Southwest Oil & Gas Income Fund X-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

4. Cumulative effect of a change in accounting principle - change in depletion method
     In 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. The Partnership adopted the units-of-production method through the recording of a cumulative effect of a change in accounting principle in the amount of $7,000 effective as of January 1, 2002. The Partnership's depletion for the years ended 2003 and 2002 have been calculated using the units-of-production method. Depletion for the year ended 2001 has not been restated. The pro forma amounts for 2001, which are presented below, reflect the effect of retroactive application of the units-of-production method. See
     Note 12 for the effects of the change in depletion method on the individual quarters of 2002.

                                     2001

                                    -----
Pro   forma  amounts  assuming
change is applied
 retroactively :
 Net income                     $  147,618
                                   ======
   Per  limited  partner  unit  $    11.69
(10,889.0 units)
                                   ======

5.   Discontinued Operations - Sale of oil and gas leases
     During 2003, the Partnership sold its interest in certain oil wells for $239,402 sales proceeds and retired $605,481 of asset retirement obligation associated with the properties. The Partnership recognized a gain of $784,359 on the sale. Pursuant to the requirements of SFAS No. 144, the historical operating results from these properties have been reported as discontinued operations in the accompanying statements of operations. The following table summarizes certain historical operating information related to the discontinued operations:

                                  2003        2002        2001

           Revenues             $353,546   324,200    404,407
           Operating expenses   341,483    338,442     354,877
           Gain on sale         784,359    -           -
                                ---------  ----------  -----------
                                ---        --         -
           Income (loss) from
             discontinued       $796,422   (14,242)   49,530
           operations
                                =======    =======     =======

     Sales of oil and gas properties, whether or not being amortized currently, shall be accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized cost and proved oil and gas reserves. It was determined that the sale of a certain oil lease, which encompasses several wells, would significantly alter the relationship between capitalized costs and the proved reserves. Therefore, the Partnership calculated and recorded a gain on sale of the oil lease in the amount of $784,359. Net capitalized costs were allocated to the gain on sale based on the percentage of the reserves for the wells sold to the total reserves before the sale. In addition, the asset retirement obligation associated with the wells was taken to the gain on sale.

                Southwest Oil & Gas Income Fund X-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

6.   Liquidity - Managing General Partner
     As of December 31, 2003, the Managing General Partner is in violation of several covenants pertaining to their Amended and Restated Revolving Credit Agreement due June 1, 2006 and their Senior Second Lien Secured Credit Agreement due October 15, 2008. Due to the covenant violations, the Managing General Partner is in default under their Amended and Restated Revolving Credit Agreement and the Senior Second Lien Secured Credit Agreement, and all amounts due under these agreements have been classified as a current liability on the Managing General Partner's balance sheet at December 31, 2003. The significant working capital deficit and debt being in default at December 31, 2003, raise substantial doubt about the Managing General Partner's ability to continue as a going concern.

     Subsequent to December 31, 2003, the Board of Directors of the Managing General Partner announced its decision to explore a merger, sale of the stock or other transaction involving the Managing General Partner. The Board has formed a Special Committee of independent directors to oversee the sales process. The Special Committee has retained independent financial and legal advisors to work closely with the management of the Managing General Partner to implement the sales process. There can be no assurance that a sale of the Managing General Partner will be consummated or what terms, if consummated, the sale will be on.


7.   Commitments and Contingent Liabilities
     The Managing General Partner has the right, but not the obligation, to purchase limited partnership units should an investor desire to sell. The value of the unit is determined by adding the sum of (1) current assets less liabilities and (2) the present value of the future net revenues attributable to proved reserves and by discounting the future net revenues at a rate not in excess of the prime rate charged by NationsBank, N.A. of Midland, Texas plus one percent (1%), which value shall be further reduced by a risk factor discount of no more than one-third (1/3) to be determined by the Managing General Partner in its sole and absolute discretion.

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

     As of December 31, 2003, the Partnership has not been fined, cited or notified of any environmental violations and management is not aware of any unasserted violations, which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry. However, the Managing General Partner does recognize by the very nature of its business, material costs could be incurred in the near term to bring the Partnership into total compliance. The amount of such future expenditures is not reliably determinable due to several factors, including the unknown magnitude of possible contaminations, the unknown timing and extent of the corrective actions which may be required, the determination of the Partnership's liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnifications from prior owners of Partnership's properties.

                Southwest Oil & Gas Income Fund X-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

8.   Related Party Transactions
     A significant portion of the oil and gas properties in which the Partnership has an interest are operated by and purchased from the Managing General Partner. As provided for in the operating agreement for each respective oil and gas property in which the Partnership has an interest, the operator is paid an amount for administrative overhead attributable to operating such properties, with such amounts to Southwest Royalties, Inc. as operator approximating $115,200, $145,200 and $164,900 for the years ended December 31, 2003, 2002 and 2001, respectively. In addition, the Managing General Partner and certain officers and employees may have an interest in some of the properties that the Partnership also participates.

     Southwest Royalties, Inc., the Managing General Partner, was paid $72,000 during 2003, 2002 and 2001, as an administrative fee for reimbursement of indirect general and administrative overhead expenses. The administrative fees are included in general and administrative expense on the statement of operations.

     Receivables from Southwest Royalties, Inc., the Managing General Partner, of approximately $119,400 and $88,800 are from oil and gas production, net of lease operating costs and production taxes, as of December 31, 2003 and 2002, respectively.

9.   Major Customers
     No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Three purchasers accounted for 74% of the Partnership's total oil and gas production during 2003: Teppco Crude Oil LLC for 38%, Plains Marketing LP for 24% and Exxon Company USA for 12%. Three purchasers accounted for 77% of the Partnership's total oil and gas production during 2002: Teppco Crude Oil LLC for 44%, Plains Marketing LP for 21% and Exxon Company USA for 12%. Three purchasers accounted for 71% of the Partnership's total oil and gas production during 2001: Teppco Crude Oil LLC for 40%, Plains Marketing LP for 21% and Raptor Resources Inc. for 10%. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event either of these purchasers were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's sales of oil and gas production.

10.  Subsequent Event
     Subsequent to December 31, 2003, the Managing General Partner announced that its Board of Directors had decided to explore a merger or sale of the stock of the Company. The Board formed a Special Committee of independent directors to oversee the sale process. The Special Committee retained independent financial and legal advisors to work closely with management to implement the sale process.

     On May 3, 2004, the Managing General Partner entered into a cash merger agreement to sell all of its stock to Clayton Williams Energy, Inc. The cash merger price is being negotiated, but is expected to be approximately $45 per share. The transaction, which is subject to approval by the Managing General Partner's shareholders, is expected to close no later than May 21, 2004.

                Southwest Oil & Gas Income Fund X-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

11.  Estimated Oil and Gas Reserves (unaudited)
     The Partnership's interest in proved oil and gas reserves is as follows:

                                Oil       Gas
                               (bbls)    (mcf)
                              --------  --------
                               -----     -----
Total Proved -


January 1, 2001               311,000   630,000

  Revisions of estimates  in  (121,000  (243,000
place                         )         )
  Production from continuing  (14,000)  (52,000)
operations
       Production       from  (17,000)  -
discontinued operations
                              --------  --------
                              --        ---
December 31, 2001             159,000   335,000

  Revisions of estimates  in  71,000    61,000
place
  Production from continuing  (12,000)  (45,000)
operations
       Production       from  (16,000)  -
discontinued operations
                              --------  --------
                              --        ---
December 31, 2002             202,000   351,000

 Sales of reserves in place   (34,000)  -
  Revisions of estimates  in  (3,000)   213,000
place
  Production from continuing  (11,000)  (43,000)
operations
       Production       from  (13,000)  -
discontinued operations
                              --------  --------
                              --        ---
December 31, 2003             141,000   521,000
                              ======    ======
Proved developed reserves -

December 31, 2001             156,000   326,000
                              ======    ======
December 31, 2002             171,000   334,000
                              ======    ======
December 31, 2003             114,000   413,000
                              ======    ======

     All of the Partnership's reserves are located within the continental United States.

     *Ryder Scott Company, L.P. prepared the reserve and present value data for the Partnership's existing properties as of January 1, 2004. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

     Oil price adjustments were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The results of the reserve report as of January 1, 2004, 2003 and 2002 are an average price of $31.63, $28.99 and $18.48 per barrel.

                Southwest Oil & Gas Income Fund X-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

11.  Estimated Oil & Gas Reserves (unaudited) - continued
     Gas price adjustments were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results of the reserve report as of January 1, 2004, 2003 and 2002 are an average price of $5.68, $4.11 and $2.00 per Mcf.

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

     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 2003, 2002 and 2001 is presented below:

                              2003      2002      2001
                              ----      ----      ----

Future cash inflows      $  7,406,00  7,278,00  3,614,00
                            0         0         0
Production, development
and
 abandonment costs          3,299,00  3,980,00  2,137,00
                            0         0         0
                            --------  --------  --------
                            -----     ----      ----
Future net cash flows       4,107,00  3,298,00  1,477,00
                            0         0         0
10% annual discount for
estimated
 timing of cash flows       1,671,00  1,290,00  670,000
                            0         0
                            --------  --------  --------
                            ----      ----      ----
Standardized measure of
discounted
 future net cash flows   $  2,436,00  2,008,00  807,000
                            0         0
                            =======   =======   =======

                Southwest Oil & Gas Income Fund X-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

11.  Estimated Oil & Gas Reserves (unaudited) - continued
     The principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 2003, 2002 and 2001 are as follows:

                              2003      2002      2001
                              ----      ----      ----
Sales  of oil  and  gas
produced,
   net   of  production  $  (89,000)  (208,000  (279,000
costs                                 )         )
Changes  in prices  and     301,000   650,000   (2,457,0
production costs                                00)
Changes  of  production
rates
 (timing) and others        (220,000  52,000    (12,000)
                            )
Revisions of previous
 quantities estimates       309,000   626,000   (607,000
                                                )
Accretion of discount       201,000   81,000    378,000
Sales  of  minerals  in     (74,000)  -         -
place
Discounted future net
 cash flows -
Beginning of year           2,008,00  807,000   3,784,00
                            0                   0
                            --------  --------  --------
                            ----      ----      ----
End of year              $  2,436,00  2,008,00  807,000
                            0         0
                            =======   =======   =======

     Future net cash flows were computed using year-end prices and costs that related to existing proved oil and gas reserves in which the Partnership has mineral interests.

12.  Selected Quarterly Financial Results - (unaudited)

                                               Quarter
                                -------------------------------------
                                -------------------------------------
                                                 ---
                                  First     Second    Third    Fourth
                                 ------    -------   -------  -------
                                             ----                --
2003:
 Total revenues               $ 165,719    150,282  139,285   98,552
 Total expenses                 123,122    189,487  165,948   176,251
                                ---------  -------  --------  -------
                                ---        -----    ----      -----
   Net   income  (loss)  from   42,597     (39,205  (26,663)  (77,699
continuing operations                      )                  )
  Results  from  discontinued   (7,233)    (3,518)  (5,774)   812,947
operations
  Cumulative effect of change
in accounting
  principle - SFAS No. 143      (577,292)  -        -         -
                                ---------  -------  --------  -------
                                ---        -----    ----      -----
 Net income (loss)            $ (541,928)  (42,723  (32,437)  735,248
                                           )
                                =======    =======  =======   =======
  Per  limited  partner  unit
amounts:
    Net  income  (loss)  from $   3.45                         (6.47)
continuing operations                      (3.32)   (2.27)
  Discontinued operations       (.64)       (.35)
                                                    (.54)     67.16
  Cumulative effects            (47.71)         -        -         -
                                ---------  -------  --------  -------
                                ---        -----    ----      -----
 Net income (loss)            $ (44.90)
                                           (3.67)   (2.81)    60.69
                                =======    =======  =======   =======

                Southwest Oil & Gas Income Fund X-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

12.  Selected Quarterly Financial Results - (unaudited) - continued
     As discussed in Note 4, in 2002 the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The 2002 quarterly financial results presented below reflect the change in depletion method effective as of January 1, 2002.
                                               Quarter
                                ------------------------------------
                                ------------------------------------
                                                -----
                                 First     Second    Third    Fourth
                                 ------   --------  -------  -------
                                            ---                 --
2002:
 Total revenues               $ 94,299    112,133   122,654  115,120
 Total expenses                 94,896    87,048    89,505   65,645
                                -------   --------  -------  -------
                                -----     ----      -----    -----
   Net  income  (loss)  from    (597)     25,085    33,149   49,475
continuing operations
  Results  from discontinued    (6,627)   386       3,227    (11,228
operations                                                   )
  Cumulative effect on prior
years (to
    December  31,  2001)  of
changing to a
  different depletion method    (7,000)   -         -        -
                                -------   --------  -------  -------
                                -----     ----      -----    -----
 Net income (loss)            $ (14,224   25,471    36,376   38,247
                                )
                                =======   =======   =======  =======
  Per  limited partner  unit
amounts:
   Net  income  (loss)  from  $  (.11)
continuing operations                     2.02      2.70     4.06
  Discontinued operations        (.58)
                                          (.01)     .22      (.96)
  Cumulative effect on prior
years (to
    December  31,  2001)  of
changing to a
      different    depletion     (.65)         -         -        -
method
                                -------   --------  -------  -------
                                -----     ----      -----    -----
 Net income (loss)            $ (1.34)
                                          2.01      2.92     3.10
                                =======   =======   =======  =======

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures
As of the year ended December 31, 2003, H.H. Wommack, III, President and Chief Executive Officer of the Managing General Partner, and Bill E. Coggin, Executive Vice President and Chief Financial Officer of the Managing General Partner, evaluated the effectiveness of the Partnership's disclosure controls and procedures. Based on their evaluation, they believe that:

     The disclosure controls and procedures of the Partnership were effective in ensuring that information required to be disclosed by the Partnership in the reports it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

     The disclosure controls and procedures of the Partnership were effective in ensuring that material information required to be disclosed by the Partnership in the report it filed or submitted under the Exchange Act was accumulated and communicated to the Managing General Partner's management, including its President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, it internal control over financial reporting.

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

         Name               Age               Position
-----------------------     ---     -----------------------------
----------------------      --      -----------------------------
H. H. Wommack, III          48      Chairman   of   the    Board,
                                    President, Director
                                    and Chief Executive Officer
James N. Chapman(1)         41      Director
William P. Nicoletti(2)     58      Director
Joseph J. Radecki,  Jr.     45      Director
(2)
Richard D. Rinehart(1)      68      Director
John M. White(2)            48      Director
Herbert  C. Williamson,     55      Director
III(1)
Bill E. Coggin              49      Executive Vice President  and
                                    Chief Financial Officer
J. Steven Person            45      Vice President, Marketing

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

James N. Chapman has served as a director since April 19, 2002. Mr. Chapman is associated with Regiment Capital Advisors, LLC, which he joined in January 2003. Prior to Regiment, Mr. Chapman acted as a capital markets and strategic planning consultant with private and public companies, as well as hedge funds, across a range of industries. Prior to establishing an independent consulting practice, Mr. Chapman worked for The Renco Group, Inc. from December 1996 to December 2001. Prior to Renco, Mr. Chapman was a founding principal of Fieldstone Private Capital Group in August 1990. Prior to joining Fieldstone, Mr. Chapman worked for Bankers Trust Company from July 1985 to August 1990, most recently in the BT Securities capital markets area. Mr. Chapman serves as a member of the board of directors of Anchor Glass Container Corporation, Davel Communications, Inc., Coinmach Corporation, as well as a number of private companies.

William P. Nicoletti has served as a director since April 19, 2002. Mr. Nicoletti is Managing Director of Nicoletti & Company Inc., an investment banking and financial advisory firm he founded in 1991. He was previously a senior officer and head of the Energy Investment Banking Groups of E. F. Hutton & Company Inc. and Paine Webber, Incorporated. From March 1998 until June 1990 he was a managing director and co-head of Energy Investment Banking at McDonald Investments Inc. Mr. Nicoletti is a director and Chairman of the Audit Committee of Star Gas Partners, L.P., the nation's largest retail distributor of home heating oil and a major retail distributor of propane gas. He is also a director of MarkWest Energy Partners, L.P., a business engaged in the gathering and processing of natural gas and the fractionation and storage of natural gas liquids, and Russell-Stanley Holdings, Inc., a manufacturer and marketer of steel and plastic industrial containers. Mr. Nicoletti is a graduate of Seton Hall University and received an MBA degree from Columbia University Graduate School of Business.

Joseph J. Radecki, Jr. has served as a director since April 19, 2002. Mr. Radecki is currently a Managing Director in the Leveraged Finance Group of CIBC World Markets where he is principally responsible for the firm's financial restructuring and distressed situation advisory practice. Prior to joining CIBC World Markets in 1998, Mr. Radecki was an Executive Vice President and Director of the Financial Restructuring Group of Jefferies & Company, Inc. beginning in 1990. From 1983 until 1990, Mr. Radecki was First Vice President in the International Capital Markets Group at Drexel Burnham Lambert, Inc., where he specialized in financial restructurings and recapitalizations. Over the past fourteen years, Mr. Radecki has been integrally involved in over 120 transactions totaling nearly $50 billion in recapitalized securities. Mr. Radecki currently serves as a Director of RBX Corporation, a manufacturer of rubber and plastic foam and other polymer products. He previously served as a Director of Wherehouse Entertainment, Inc., a music and video specialty retailer, as Chairman of the Board of American Rice, Inc., an international rice miller and marketer, as a member of the Board of Directors of Service America
Corporation, a national food service management firm, Bucyrus International, Inc., a mining equipment manufacturer, and ECO-Net, a non-profit engineering related network firm. Mr. Radecki graduated magna cum laude in 1980 from Georgetown University with a B.A. in Government.

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

John White has served as a director since April 19, 2002. Mr. White became an equity analyst for Harris Nesbitt Gerard following the acquisition by BMO Financial Group in 2003. He had joined BMO Nesbitt Burns in 1998, responsible for high yield research on oil, gas and energy companies.
Previously, Mr. White worked at John S. Herold, Inc., an independent oil and gas research and consulting firm, where he was responsible for fixed income research on the oil and gas industry. His prior experience also included four years managing a portfolio of oil and gas loans for The Bank of Nova Scotia. Before entering financial services, Mr. White was with BP, where he worked in exploration and production for seven years. At BP, his experience was primarily in the basins of the Mid-Continent and Rocky Mountain regions. Mr. White is a graduate of The University of Oklahoma.

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

Code of Ethics

Neither the Partnership nor the Managing General Partner has adopted a code of ethics for employees, or any principal executive officers, principal financial officers, principal accounting officers or the Board of Directors of the Managing General Partner. The Board of the Managing General Partner believes that the Partnership's existing internal control procedures and current business practices are adequate to promote ethical conduct and to deter wrongdoing on the part of these executives. The Managing General Partner of the Partnership intends to implement during 2004 a code of ethics that will apply to these executives. In accordance with applicable SEC rules, the code of ethics will be made publicly available.

Audit Committee

The current members of the Audit Committee of the Managing General Partner are William P. Nicoletti, John M. White and Joseph J. Radecki, Jr. The Board of Directors of the Managing General Partner has determined that Mr. Nicoletti, the Chairman of the Audit Committee, meets the definition of an "audit committee financial expert" under Item 401(h)(2) of Regulation S-K and has also determined that all of the members of the Audit Committee, including Mr. Nicoletti, meet the independence requirements of Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

Item 11.  Executive Compensation

The Partnership does not employ any directors, executive officers or employees. The Managing General Partner receives an administrative fee for the management of the Partnership. The Managing General Partner received, as an administrative fee, $72,000 during 2003, 2002 and 2001. The executive officers of the Managing General Partner do not receive any form of compensation, from the Partnership; instead, their compensation is paid solely by Southwest. The executive officers, however, may occasionally perform administrative duties for the Partnership but receive no additional compensation for this work.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There are no limited partners who own of record, or are known by the Managing General Partner to beneficially own, more than five percent of the Partnership's limited partnership interests.

The Managing General Partner owns a nine percent interest as a general partner. Through prior purchases, the Managing General Partner also owns
289.5 limited partner units, or a 2.4% limited partner interest. The Managing General Partner total percentage interest ownership in the Partnership is 11.4%.

No officer or director of the Managing General Partner directly owns Units in the Partnership. H. H. Wommack, III, as the individual general partner of the Partnership, owns a one percent interest in the Partnership as a general partner. The officers and directors of the Managing General Partner are considered beneficial owners of the limited partner units acquired by the Managing General Partner by virtue of their status as such. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the limited partner units. To our knowledge, except under applicable community property laws or as otherwise indicated, the persons named in the table have sole voting and sole investment control with regard to all limited partner units beneficially owned. We are presenting ownership information as of December 31, 2003. A list of beneficial owners of limited partner units, known to the Managing General Partner, is as follows:

                                                 Amount and
                                                 Nature of      Percen
                                                                  t
                        Name and Address of      Beneficial       of
  Title of Class         Beneficial Owner        Ownership      Class
-------------------    ---------------------     ----------     ------
  --------------          --------------           ------       -----
Limited Partnership    Southwest  Royalties,     Directly        2.4%
Interest               Inc.                      Owns
                       Managing      General     289.5
                       Partner                   Units
                       407   N.  Big  Spring
                       Street
                       Midland, TX 79701

Limited Partnership    H. H. Wommack, III        Indirectly      2.4%
Interest                                         Owns
                       Chairman    of    the     289.5
                       Board,                    Units
                       President, and CEO
                       of          Southwest
                       Royalties, Inc.,
                       the  Managing General
                       Partner
                       407   N.  Big  Spring
                       Street
                       Midland, TX 79701


There are no arrangements known to the Managing General Partner, which may at a subsequent date result in a change of control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

In 2003, the Managing General Partner received $72,000 as an administrative
fee.   This  amount  is  part  of the general and  administrative  expenses incurred by the Partnership.

In some instances the Managing General Partner and certain officers and employees may be working interest owners in an oil and gas property in which the Partnership also has a working interest. Certain properties in which the Partnership has an interest are operated by the Managing General Partner, who was paid approximately $115,200 for administrative overhead attributable to operating such properties during 2003.

The terms of the above transactions are similar to ones, which would have been obtained through arm's length negotiations with unaffiliated third parties.

Item 14.  Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by KPMG, LLP for the audit of the Partnership's annual financial statements for the years ended December 31, 2003 and 2002 and fees billed for other services rendered by KPMG during those periods.

 For the Year Ended December    2003
             31,                         2002

Audit Fees                     $8,499    $
                                         4,763
Audit Related Fees                  -
                                         -
Tax Fees                            -
                                         -
All Other Fees                      -
                                         -

    TOTAL                      $8,499    $
                                         4,763

The Audit Committee of the Managing General Partner reviewed and approved, in advance, all audit and non-audit services provided by KPMG, LLP.

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

          (b)     Reports on Form 8-K

                   There  were  no  reports filed on Form  8-K  during  the
              quarter ended December 31, 2003.

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


                          Date:  May 12, 2004

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

Date:     May 12, 2004                       Date:     May 12, 2004


/s/ William P. Nicoletti                     /s/ James N. Chapman
---------------------------                  ------------------------
--------------------                         -----------------------
William    P.    Nicoletti,                  James     N.    Chapman,
Director                                     Director

Date:     May 10, 2004                       Date:     May 12, 2004


/s/ Richard D. Rinehart                      /s/  Joseph J.  Radecki,
                                             Jr.
---------------------------                  ------------------------
--------------------                         -----------------------
Richard     D.    Rinehart,                  Joseph J. Radecki,  Jr.,
Director                                     Director

Date:     May 12, 2004                       Date:     May 12, 2004


/s/  Herbert C. Williamson,
III
---------------------------                  ------------------------
--------------------                         -----------------------
Herbert C. Williamson, III,                  John M. White, Director
Director

Date:     May 11, 2004                       Date:

                         SECTION 302 CERTIFICATION       Exhibit 31.1


I, H.H. Wommack, III, certify that:

1. I have reviewed this annual report on Form 10-K of Southwest Oil & Gas Income Fund X-B, L.P.

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


Date:  May 12, 2004                /s/ H.H. Wommack, III
                                   H. H. Wommack, III
                                    Chairman, President and Chief Executive
Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest  Oil & Gas Income  Fund  X-B,
L.P.

                    SECTION 302 CERTIFICATION                Exhibit 31.2


I, Bill E. Coggin, certify that:

1. I have reviewed this annual report on Form 10-K of Southwest Oil & Gas Income Fund X-B, L.P.

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

Date:  May 12, 2004                /s/ Bill E. Coggin
                                   Bill E. Coggin
                                   Executive Vice President
                                   and Chief Financial Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest  Oil & Gas Income  Fund  X-B,
L.P.

           CERTIFICATION PURSUANT TO               Exhibit 32.1
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Annual Report of Southwest Oil & Gas Income Fund X-B, L.P. (the "Company") on Form 10-K for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H.H. Wommack, III, Chief Executive Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the
       Company.


Date:  May 12, 2004




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

              CERTIFICATION PURSUANT TO            Exhibit 32.2
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


  In connection with the Annual Report of Southwest Oil & Gas Income Fund X-B, L.P. (the "Company") on Form 10-K for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bill E. Coggin, Chief Financial Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the
       Company.


Date:  May 12, 2004




/s/ Bill E. Coggin
Bill E. Coggin
Executive Vice President
  and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Oil & Gas Income Fund X-B, L.P.