Form 10-Q
period 2004-03-31
SOUTHWEST OIL & GAS INCOME FUND X-B LP
filed 2004-05-24
CIK 859906

1 of 1
                                FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

                              Yes X No ___

Indicate  by check mark whether the registrant is an accelerated filer  (as
defined in Exchange Act Rule 12b-2).     Yes     No  X

The registrant's outstanding securities consist of Units of limited partnership interests for which there exists no established public market from which to base a calculation of aggregate market value.

        The total number of pages contained in this report is 22.

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

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2003, which are found in the Registrant's Form 10-K Report for 2003 filed with the Securities and Exchange Commission. The December 31, 2003 balance sheet included herein has been taken from the Registrant's 2003 Form 10-K Report. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund X-B, L.P.
                              Balance Sheets


                                  March    December
                                   31,       31,
                                   2004      2003
                                  -----     -----
                                 (unaudit
                                   ed)
Assets
---------

Current assets:
 Cash and cash equivalents    $  22,701    20,125
  Receivable  from  Managing     73,897    119,445
General Partner
                                 --------  --------
                                 ----      ----
   Total current assets          96,598    139,570
                                 --------  --------
                                 ----      ----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       4,138,91  4,137,21
                                 7         7
       Less      accumulated
depreciation,
         depletion       and     3,752,94  3,744,94
amortization                     8         8
                                 --------  --------
                                 ----      ----
      Net   oil   and    gas     385,969   392,269
properties
                                 --------  --------
                                 ----      ----
                              $  482,567   531,839
                                 =======   =======
Liabilities  and   Partners'
Equity
----------------------------
------------

Current     liability      -  $  699       584
distribution payable
                                 --------  --------
                                 ----      ----

Asset retirement obligation      139,215   136,486
                                 --------  --------
                                 ----      ----
Partners' equity:
 General partners                16,003    13,864
 Limited partners                326,650   380,905
                                 --------  --------
                                 ----      ----
   Total partners' equity        342,653   394,769
                                 --------  --------
                                 ----      ----
                              $  482,567   531,839
                                 =======   =======

                Southwest Oil & Gas Income Fund X-B, L.P.
                         Statements of Operations
                               (unaudited)

                                    Three Months Ended
                                        March 31,
                                      2004      2003
                                     -----     -----
Revenues
-------------
 Oil and gas                     $  159,382   165,560
 Interest                           100       39
 Other                              250       120
                                    --------  --------
                                    --        --
                                    159,732   165,719
                                    --------  --------
                                    --        --
Expenses
------------
 Production                         85,616    81,648
 General and administrative         21,716    19,440
  Depreciation,  depletion  and     8,000     7,000
amortization
  Accretion of asset retirement     2,730     15,034
obligation
                                    --------  --------
                                    --        --
                                    118,062   123,122
                                    --------  --------
                                    --        --
Net   income   from   continued     41,670    42,597
operations

Results    from    discontinued
operations -
  sale of oil and gas leases  -     (28,280)  (7,233)
See Note 4
                                    --------  --------
                                    --        --
Net  income  before  cumulative
effect
 of accounting change               13,390    35,364

Cumulative effect of change  in
accounting
 principle - SFAS No. 143 - See     -         (577,292
Note 3                                        )
                                    --------  --------
                                    --        --
Net income (loss)                $  13,390    (541,928
                                              )
                                    ======    ======
Net income (loss) allocated to:
 Managing General Partner        $  1,925     (48,144)
                                    ======    ======
 General partner                 $  214       (5,349)
                                    ======    ======
 Limited partners                $  11,251    (488,435
                                              )
                                    ======    ======
    Per  limited  partner  unit
before discontinued
     operations and  cumulative  $     3.37
effect                                        3.45
   Discontinued operations  per      (2.34)
limited partner unit                          (.64)
  Cumulative effect per limited     -         (47.71)
partner unit
                                    --------  --------
                                    --        --
  Per limited partner unit       $     1.03
                                              (44.90)
                                    ======    ======

                Southwest Oil & Gas Income Fund X-B, L.P.
                         Statements of Cash Flows
                               (unaudited)

                                      Three Months Ended
                                          March 31,
                                        2004      2003
                                        ----      ----
Cash    flows   from    operating
activities:

 Cash from oil and gas sales       $  162,119   130,148
 Cash paid to suppliers               (64,272)  (86,353)
  Cash received from discontinued     (28,280)  (7,233)
operations
 Interest received                    100       39
                                      --------  --------
                                      ---       ---
   Net cash provided by operating     69,667    36,601
activities
                                      --------  --------
                                      ---       ---
Cash   flows  used  in  investing
activities:

   Additions  to  oil   and   gas     (1,700)   (119)
properties
                                      --------  --------
                                      ---       --
Cash   flows  used  in  financing
activities:

 Distributions to partners            (65,391)  (35,166)
                                      --------  --------
                                      ---       ---
Net  increase (decrease) in  cash     2,576     1,316
and cash equivalents

 Beginning of period                  20,125    15,247
                                      --------  --------
                                      ---       ---
 End of period                     $  22,701    16,563
                                      ======    ======
Reconciliation  of   net   income
(loss) to net cash
     provided     by    operating
activities:

Net income (loss)                  $  13,390    (541,928
                                                )

Adjustments   to  reconcile   net
income (loss) to net cash
     provided     by    operating
activities:

   Depreciation,  depletion   and     8,000     7,000
amortization
  Accretion  of asset  retirement     2,730     15,034
obligation
  Cumulative effect of change  in
accounting
  principle - SFAS No. 143            -         577,292
     Decrease    (increase)    in     2,487     (35,532)
receivables
 Increase in payables                 43,060    14,735
                                      --------  --------
                                      ---       --
Net  cash  provided by  operating  $  69,667    36,601
activities
                                      ======    ======
Noncash  investing and  financing
activities:
   Increase   in  oil   and   gas
properties - Adoption
  of SFAS No.143                   $  -         174,419
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 2004, and for the three months ended March 31, 2004, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.

                Southwest Oil & Gas Income Fund X-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

3.   Cumulative effect of change in accounting principle - SFAS No. 143
     On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $174,419, a long term liability of approximately $751,711 and a loss of approximately $577,292 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At March 31, 2004, the asset retirement obligation was $139,215, and the increase in the balance from January 1, 2004 is due to accretion expense of $2,730.

4.   Discontinued Operations - Sale of oil leases
     During 2003, the Partnership sold its interest in certain oil wells for $239,402 sales proceeds and retired $605,481 of asset retirement obligation associated with the properties. The Partnership recognized a gain of $784,359 on the sale during the fourth quarter of 2003. Pursuant to the requirements of SFAS No. 144, the historical operating results from these properties have been reported as discontinued operations in the accompanying statements of operations. Operating expenses for 2004 represent plugging and abandonment costs that the Partnership was contractually committed to perform subsequent to the sale of the property. Plugging and abandonment services were performed during the quarter ended March 31, 2004. The following table summarizes certain operating information related to the discontinued operations:

                                 Three months ended
                                      March 31,
                                  2004        2003

           Revenues             $    -     96,385
           Operating expenses   28,280     103,618
                                ---------  ----------
                                ---        --
           Loss from
             discontinued       $(28,2     (7,233)
           operations           80)
                                =======    =======

5.   Subsequent Event
     Subsequent to December 31, 2003, the Managing General Partner announced that its Board of Directors had decided to explore a merger or sale of the stock of the Company. The Board formed a Special Committee of independent directors to oversee the sale process. The Special Committee retained independent financial and legal advisors to work closely with management to implement the sale process.

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

Well operating costs and general and administrative costs usually decrease with production declines; however, these costs may not decrease proportionately. Net income available for distribution to the partners is therefore expected to decline in later years based on these factors.

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

Oil and Gas Properties

Oil and gas properties are accounted for at cost under the full-cost method. Under this method, all productive and nonproductive costs incurred in connection with the acquisition, exploration and development of oil and gas reserves are capitalized. Gain or loss on the sale of oil and gas properties is not recognized unless significant oil and gas reserves are sold.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of March 31, 2004, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 2004 and 2003

The following table provides certain information regarding performance factors for the quarters ended March 31, 2004 and 2003:

                               Three Months
                                  Ended         Percenta
                                                   ge
                                March 31,       Increase
                              2004      2003    (Decreas
                                                   e)
                             -----      ----    --------
                                                   --
Average    price    per  $    32.91             (7%)
barrel of oil                         35.28
Average  price per  mcf  $     5.07             (8%)
of gas                                5.50
Oil    production    in     3,270     3,070     7%
barrels
Gas production in mcf       10,200    10,400    (2%)
Oil and gas revenue      $  159,382   165,560   (4%)
Production expense       $  85,616    81,648    5%
Partnership              $  65,506    35,000    87%
distributions
Limited         partner  $  65,506    31,500    108%
distributions
Per  unit  distribution
to limited
 partners                $     6.02             108%
                                      2.89

Number    of    limited     10,889    10,889
partner units

Revenues

The Partnership's oil and gas revenues decreased to $159,382 from $165,560 for the quarters ended March 31, 2004 and 2003, respectively, a decrease of 4%. The principal factors affecting the comparison of the quarters ended March 31, 2004 and 2003 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003 by 7%, or $2.37 per barrel, resulting in a decrease of approximately $7,800 in revenues. Oil sales represented 68% of total oil and gas sales during the quarters ended March 31, 2004 as compared to 65% during the quarter ended March 31, 2003.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 8%, or $.43 per mcf, resulting in a decrease of approximately $4,400 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $12,200. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 200 barrels or 7% during the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003, resulting in an increase of approximately $7,100 in revenues.

    Gas production decreased approximately 200 mcf or 2% during the same period, resulting in a decrease of approximately $1,100 in revenues.

    The net total increase in revenues due to the change in production is approximately $6,000.

Costs and Expenses

Total costs and expenses decreased to $118,062 from $123,122 for the quarters ended March 31, 2004 and 2003, respectively, a decrease of 4%. The decrease is a direct result of the decrease in accretion expense associated with our long term liability related to expected abandonment costs of our oil and natural gas properties, partially offset by an increase in lease operating costs, depletion expense and general and administrative expense.

1.  Lease  operating  costs  and  production  taxes  were  5%  higher,   or
    approximately $4,000 more during the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 12% or approximately $2,300 during the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003. The increase in general and administrative costs is due primarily to an increase of approximately $1,660 in quarterly accounting review fees.

3. Depletion expense increased to $8,000 for the quarter ended March 31, 2004 from $7,000 for the same period in 2003. This represents an increase of 14%. The contributing factor to the increase in depletion expense is in relation to the BOE depletion rate for the quarter ended March 31, 2004, which was $1.61 applied to 4,970 BOE as compared to $1.60 applied to 4,363 BOE for the same period in 2003.

Cumulative effect of change in accounting principle

On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $174,419, a long term liability of approximately $751,711 and a loss of approximately $577,292 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At March 31, 2004, the asset retirement obligation was $139,215, and the increase in the balance from January 1, 2004 is due to accretion expense of $2,730.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $69,700 in the quarter ended March 31, 2004 as compared to approximately $31,600 in the quarter ended March 31, 2003.

Cash flows used in investing activities were approximately $1,700 in the quarter ended March 31, 2004 as compared to approximately $100 in the quarter ended March 31, 2003. The principle use of the 2004 cash flow from investing activities was the plugging of a well.

Cash flows used in financing activities were approximately $65,400 in the quarter ended March 31, 2004 as compared to approximately $35,200 in the quarter ended March 31, 2003. The only use in financing activities was the distribution to partners.

Total distributions during the quarter ended March 31, 2004 were $65,506 of which $65,506 was distributed to the limited partners. The per unit distribution  to limited partners during the quarter ended March  31,  2004 was $6.02. Total distributions during the quarter ended March 31, 2003 were $35,000 of which $31,500 was distributed to the limited partners and $3,500 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 2003 was $2.89.

The  sources  for  the  2004  distributions of $65,500  were  oil  and  gas operations  of  approximately  $69,700  and  the  change  of  oil  and  gas properties of approximately $(1,700), resulting in excess cash for contingencies or subsequent distributions. The sources for the 2003 distributions of $35,000 were oil and gas operations of approximately $36,600, resulting in excess cash for contingencies or subsequent distributions.

Cumulative cash distributions of $5,668,084 have been made to the general and limited partners. As of March 31, 2004, $5,141,781 or $472.20 per limited partner unit has been distributed to the limited partners, representing a 94% return of the capital contributed.

As of March 31, 2004, the Partnership had approximately $95,900 in working capital. The Managing General Partner knows of no unusual contractual commitments. Although the partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non-producing properties, if any. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

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

Item 4.   Controls and Procedures

Disclosure Controls and Procedures
As of the three months ended March 31, 2004, H.H. Wommack, III, President and Chief Executive Officer of the Managing General Partner, and Bill E. Coggin, Executive Vice President and Chief Financial Officer of the Managing General Partner, evaluated the effectiveness of the Partnership's disclosure controls and procedures. Based on their evaluation, they believe that:

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the three months ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, it internal control over financial reporting.

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


                              SOUTHWEST OIL & GAS
                              INCOME FUND X-B, L.P.
                              a Delaware limited partnership


                              By:  Southwest Royalties, Inc.
                                   Managing General Partner


                              By:  /s/ Bill E. Coggin
                                   --------------------------------------
                                   Bill E. Coggin, Vice President
                                   and Chief Financial Officer



Date:  May 14, 2004

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


Date:  May 14, 2004                /s/ H.H. Wommack, III
                                   H. H. Wommack, III
                                    Chairman, President and Chief Executive
Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest  Oil & Gas Income  Fund  X-B,
L.P.

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

Date:  May 14, 2004                /s/ Bill E. Coggin
                                   Bill E. Coggin
                                   Executive Vice President
                                   and Chief Financial Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest  Oil & Gas Income  Fund  X-B,
L.P.

           CERTIFICATION PURSUANT TO               Exhibit 32.1
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Oil & Gas Income Fund X-B, L.P. (the "Company") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H.H. Wommack, III, Chief Executive Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the
       Company.


Date:  May 14, 2004




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

              CERTIFICATION PURSUANT TO            Exhibit 32.2
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


   In connection with the Quarterly Report of Southwest Oil & Gas Income Fund X-B, L.P. (the "Company") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bill E. Coggin, Chief Financial Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the
       Company.


Date:  May 14, 2004




/s/ Bill E. Coggin
Bill E. Coggin
Executive Vice President
  and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Oil & Gas Income Fund X-B, L.P.