Form 10-Q
period 2004-06-30
SOUTHWEST OIL & GAS INCOME FUND X-B LP
filed 2004-08-13
CIK 859906

1 of 1
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2003, which are found in the Registrant's Form 10-K Report for 2003 filed with the Securities and Exchange Commission. The December 31, 2003 balance sheet included herein has been taken from the Registrant's 2003 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund X-B, L.P.
                              Balance Sheets

                                 June 30,  December
                                             31,
                                   2004      2003
                                  -----     -----
                                 (unaudit
                                   ed)
Assets
---------

Current assets:
 Cash and cash equivalents    $  26,124    20,125
  Receivable  from  Managing     83,573    119,445
General Partner
                                 --------  --------
                                 ----      ----
   Total current assets          109,697   139,570
                                 --------  --------
                                 ----      ----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       4,144,97  4,137,21
                                 6         7
       Less      accumulated
depreciation,
         depletion       and     3,760,94  3,744,94
amortization                     8         8
                                 --------  --------
                                 ----      ----
      Net   oil   and    gas     384,028   392,269
properties
                                 --------  --------
                                 ----      ----
                              $  493,725   531,839
                                 =======   =======
Liabilities  and   Partners'
Equity
----------------------------
------------

Current     liability      -  $  572       584
distribution payable
                                 --------  --------
                                 ----      ----

Asset retirement obligation      141,945   136,486
                                 --------  --------
                                 ----      ----
Partners' equity:
 General partner                 17,658    13,864
 Limited partners                333,550   380,905
                                 --------  --------
                                 ----      ----
   Total partners' equity        351,208   394,769
                                 --------  --------
                                 ----      ----
                              $  493,725   531,839
                                 =======   =======

                Southwest Oil & Gas Income Fund X-B, L.P.
                         Statements of Operations
                               (unaudited)

                                   Three Months Ended   Six Months Ended
                                        June 30,            June 30,
                                     2004      2003      2004      2003
                                    -----     -----     -----     -----
Revenues
------------
Oil and gas                     $  184,419   150,257   343,800   315,817
Interest                           74        25        174       64
Other                              250       -         500       120
                                   --------  --------  --------  --------
                                   --        --        --        --
                                   184,743   150,282   344,474   316,001
                                   --------  --------  --------  --------
                                   --        --        --        --
Expenses
------------
Production                         77,598    138,458   163,213   220,106
General and administrative         23,823    26,995    45,539    46,435
Depreciation, depletion and        8,000     9,000     16,000    16,000
Accretion  of asset retirement     2,730     15,034    5,459     30,068
obligation
                                   --------  --------  --------  --------
                                   --        --        --        --
                                   112,151   189,487   230,211   312,609
                                   --------  --------  --------  --------
                                   --        --        --        --
Net    income   (loss)    from     72,592    (39,205)  114,263   3,392
continued operations

Results    from   discontinued
operations -
  Sale of oil and gas leases -     963       (3,518)   (27,318)  (10,751)
See Note 4
                                   --------  --------  --------  --------
                                   --        --        --        --

Net   income   (loss)   before
cumulative effects
 of accounting change              73,555    (42,723)  86,945    (7,359)

Cumulative effect of change in
accounting
  principle - SFAS No.  143  -     -         -         -         (577,292
See Note 3                                                       )
                                   --------  --------  --------  --------
                                   --        --        --        --
Net income (loss)               $  73,555    (42,723)  86,945    (584,651
                                                                 )
                                   ======    ======    ======    ======
Net  income  (loss)  allocated
to:
 Managing General Partner       $  7,340     (2,495)   9,265     (50,189)
                                   ======    ======    ======    ======
 General Partner                $  815       (277)     1,029     (5,576)
                                   ======    ======    ======    ======
 Limited partners               $  65,400    (39,951)  76,651    (528,886
                                                                 )
                                   ======    ======    ======    ======
   Per  limited  partner  unit  $
before discontinued
     operations and cumulative        5.93    (3.32)     9.30       .13
effect
   Discontinued operations per         .08     (.35)               (.99)
limited partner unit                                   (2.26)
     Cumulative   effect   per           -        -          -
limited partner unit                                             (47.71)
                                   --------  --------  --------  --------
                                   --        --        --        --
  Per limited partner unit      $     6.01    (3.67)     7.04    (48.57)
                                   ======    ======    ======    ======

                Southwest Oil & Gas Income Fund X-B, L.P.
                         Statements of Cash Flows
                               (unaudited)

                                       Six Months Ended
                                           June 30,
                                        2004      2003
                                       -----     -----
Cash    flows   from    operating
activities:

 Cash from oil and gas sales       $  332,143   288,169
 Cash paid to suppliers               (160,723  (220,787
                                      )         )
  Cash received from discontinued     (27,318)  249
operations
 Interest received                    174       64
                                      --------  --------
                                      --        --
   Net cash provided by operating     144,276   67,695
activities
                                      --------  --------
                                      --        --
Cash   flows  used  in  investing
activities:

   Additions  to  oil   and   gas     (7,759)   (31,190)
properties
                                      --------  --------
                                      --        --
Cash   flows  used  in  financing
activities:

 Distributions to partners            (130,518  (35,099)
                                      )
                                      --------  --------
                                      --        --
Net  increase  in cash  and  cash     5,999     1,406
equivalents

Beginning of period                   20,125    15,247
                                      --------  --------
                                      --        --
End of period                      $  26,124    16,653
                                      ======    ======
Reconciliation  of   net   income
(loss) to net
   cash   provided  by  operating
activities:

Net income (loss)                  $  86,945    (584,651
                                                )

Adjustments   to  reconcile   net
income (loss) to
  net  cash provided by operating
activities:

   Depreciation,  depletion   and     16,000    16,000
amortization
  Accretion  of asset  retirement     5,459     30,068
obligation
  Cumulative effect of change  in
accounting
  principle - SFAS No. 143            -         577,292
 Increase in receivables              (12,157)  (27,768)
 Increase in payables                 48,029    56,754
                                      --------  --------
                                      --        --
Net  cash  provided by  operating  $  144,276   67,695
activities
                                      ======    ======
Noncash  investing and  financing
activities:

   Increase   in  oil   and   gas
properties - Adoption
  of SFAS No. 143                  $  -         174,419
                                      ======    ======

                Southwest Oil & Gas Income Fund X-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

1.   Organization
     Southwest Oil & Gas Income Fund X-B, L.P. was organized under the laws of the state of Delaware on November 27, 1990 for the purpose of acquiring producing oil and gas properties and to produce and market crude oil and natural gas produced from such properties for a term of 50 years, unless terminated at an earlier date as provided for in the
     Partnership  Agreement.   The  Partnership  sells  its  oil  and   gas
     production to a variety of purchasers with the prices it receives being dependent upon the oil and gas economy. Southwest Royalties, Inc. a wholly-owned subsidiary of Clayton Williams Energy, Inc., serves as the Managing General Partner and H. H. Wommack, III, as the individual general partner. Effective April 1, 2004, Mr. Wommack sold
     his   general  partner  interest  to  the  Managing  General  Partner.
     Revenues, costs and expenses are allocated as follows:
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2004, and for the three and six months ended June 30, 2004, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.

3.   Cumulative effect of change in accounting principle - SFAS No. 143
     On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $174,419, a long term liability of approximately $751,711 and a loss of approximately $577,292 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At June 30, 2004, the asset retirement obligation was $141,945, and the increase in the balance from January 1, 2004 is due to accretion expense of $5,459.

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

                     Three months ended       Six months ended
                          June 30,                June 30,
                      2004        2003         2004      2003

Revenues           $     -     102,772       -         199,157
Income (loss) from
  discontinued      963        (3,518)       (27,318)  (10,751)
operations

5.   Change in Control of Managing General Partner
     On May 21, 2004, Clayton Williams Energy, Inc. acquired all the outstanding common stock of Southwest Royalties Inc. through a merger. Clayton Williams Energy, Inc. paid $57.1 million to holders of Southwest Royalties, Inc. common stock and common stock warrants ($45.01 per share) and assumed and refinanced approximately $113.9 million of assumed bank debt at closing.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2004, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 2004 and 2003

The following table provides certain information regarding performance factors for the quarters ended June 30, 2004 and 2003:

                               Three Months
                                  Ended         Percenta
                                                   ge
                                 June 30,       Increase
                              2004      2003    (Decreas
                                                   e)
                              ----      ----    --------
                                                   --
Average    price    per  $   38.34              33%
barrel of oil                         28.87
Average  price per  mcf  $    5.52              11%
of gas                                4.99
Oil    production    in     3,060     3,426     (11%)
barrels
Gas production in mcf       12,150    10,300    18%
Oil and gas revenue      $  184,419   150,257   23%
Production expense       $  77,598    138,458   (44%)
Partnership              $  65,000    -         100%
distributions
Limited         partner  $  58,500    -         100%
distributions
Per  unit  distribution
to limited
 partners                $    5.37         -    100%
Number    of    limited     10,889    10,889
partner units

Revenues

The Partnership's oil and gas revenues increased to $184,419 from $150,257 for the quarters ended June 30, 2004 and 2003, respectively, an increase of 23%. The principal factors affecting the comparison of the quarters ended June 30, 2004 and 2003 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003 by 33%, or $9.47 per barrel, resulting in an increase of approximately $29,000 in revenues. Oil sales represented 64% of total oil and gas sales during the quarter ended June 30, 2004 as compared to 66% during the quarter ended June 30, 2003.

    The average price for an mcf of gas received by the Partnership increased during the same period by 11%, or $.54 per mcf, resulting in an increase of approximately $6,500 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $35,500. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 366 barrels or 11% during the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003, resulting in a decrease of approximately $10,600 in revenues.

    Gas production increased approximately 1,850 mcf or 18% during the same period, resulting in an increase of approximately $9,200 in revenues.

    The net total decrease in revenues due to the change in production is approximately $1,400. The decrease in oil volumes is due to the sharp decline on one producing property. The increase in gas volumes is due to the reactivation of a gas well.

Costs and Expenses

Total costs and expenses decreased to $112,151 from $189,487 for the quarters ended June 30, 2004 and 2003, respectively, a decrease of 41%. The decrease is a result of lower accretion expense, general and administrative expense, depletion expense and lease operating costs.

1. Lease operating costs and production taxes were 44% lower, or approximately $60,900 less during the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003. Lease operating costs in 2003 included well workover costs on two wells.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 12% or approximately $3,200 during the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003. The higher general and administrative expense in 2003 is due to legal fees associated with the amendments to the Partnership's December 31, 2002 Annual Report on Form 10-K and March 31, 2003 Quarterly Report on Form 10-Q.

3. Depletion expense decreased to $8,000 for the quarter ended June 30, 2004 from $9,000 for the same period in 2003. This represents a decrease of 11%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the quarter ended June 30, 2004, which was $1.57 applied to 5,085 BOE as compared to $1.63 applied to 5,586 BOE for the same period in 2003.

4. Accretion expense decreased to $2,730 for the quarter ended June 30, 2004 from $15,034 for the same period in 2003. This represents a decrease of 82%. The reduction in accretion is due to the sale of one producing property in 2003.

B. General Comparison of the Six Month Periods Ended June 30, 2004 and 2003

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2004 and 2003:

                                Six Months
                                  Ended         Percenta
                                                   ge
                                 June 30,       Increase
                              2004      2003    (Decreas
                                                   e)
                              ----      ----    --------
                                                   --
Average    price    per  $   35.54              11%
barrel of oil                         31.90
Average  price per  mcf  $    5.32              1%
of gas                                5.24
Oil    production    in     6,330     6,498     (3%)
barrels
Gas production in mcf       22,350    20,700    8%
Oil and gas revenue      $  343,800   315,817   9%
Production expense       $  163,213   220,106   (26%)
Partnership              $  130,506   35,000    273%
distributions
Limited         partner  $  124,006   31,500    294%
distributions
Per  unit  distribution
to limited
 partners                $   11.39              294%
                                      2.89
Number    of    limited     10,889    10,889
partner units

Revenues

The Partnership's oil and gas revenues increased to $343,800 from $315,817 for the six months ended June 30, 2004 and 2003, respectively, an increase of 9%. The principal factors affecting the comparison of the six months ended June 30, 2004 and 2003 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 by 11%, or $3.64 per barrel, resulting in an increase of approximately $23,000 in revenues. Oil sales represented 65% of total oil and gas sales during the six months ended June 30, 2004 as compared to 66% during the six months ended June 30, 2003.

    The average price for an mcf of gas received by the Partnership increased during the same period by 1%, or $.07 per mcf, resulting in an increase of approximately $1,700 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $24,700. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 168 barrels or 3% during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003, resulting in a decrease of approximately $5,400 in revenues.

    Gas production increased approximately 1,650 mcf or 8% during the same period, resulting in an increase of approximately $8,700 in revenues.

    The net total increase in revenues due to the change in production is approximately $3,300.

Costs and Expenses

Total costs and expenses decreased to $230,211 from $312,609 for the six months ended June 30, 2004 and 2003, respectively, a decrease of 26%. The decrease is a result of lower accretion expense, general and administrative expense and lease operating costs.

1. Lease operating costs and production taxes were 26% lower, or approximately $56,900 less during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. Lease operating costs in 2003 included well workover costs on two wells.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 2% or approximately $900 during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The higher general and administrative expense in 2003 is due to legal fees associated with the amendments to the Partnership's December 31, 2002 Annual Report on Form 10-K and March 31, 2003 Quarterly Report on Form 10-Q.

3. Depletion expense remained unchanged for the six months ended June 30, 2004 for the same period in 2003. The BOE depletion rate for the six months ended June 30, 2004 was $1.59 applied to 10,055 BOE as compared to $1.56 applied to 9,948 BOE for the same period in 2003.

4. Accretion expense decreased to $5,459 for the six months ended June 30, 2004 from $30,068 for the same period in 2003. This represents a decrease of 82%. The reduction in accretion is due to the sale of one producing property in 2003.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $144,300 in the six months ended June 30, 2004 as compared to approximately $67,700 in the six months ended June 30, 2003.

Cash flows used in investing activities were approximately $7,800 in the six months ended June 30, 2004 as compared to approximately $31,200 in the six months ended June 30, 2003. The principle use of the 2004 cash flow from investing activities was the addition of oil and gas properties.

Cash flows used in financing activities were approximately $130,500 in the six months ended June 30, 2004 as compared to approximately $35,100 in the six months ended June 30, 2003. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 2004 were $130,506 of which $124,006 was distributed to the limited partners and $6,500 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2004 was $11.39. Total distributions during the six months ended June 30, 2003 were $35,000 of which $31,500 was distributed to the limited partners and $3,500 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2003 was $2.89

The  sources  for  the  2004 distributions of $130,506  were  oil  and  gas operations  of  approximately  $144,300 and  the  change  in  oil  and  gas properties of approximately $(7,800), resulting in excess cash for contingencies or subsequent distributions. The sources for the 2003 distributions  of  $35,000  were oil and gas  operations  of  approximately
$67,700  and  the  change  in  oil  and  gas  properties  of  approximately
$(31,200), resulting in excess cash for contingencies or subsequent distributions.

Cumulative cash distributions of $5,733,084 have been made to the partners. As of June 30, 2004, $5,200,281 or $477.57 per limited partner unit has been distributed to the limited partners, representing a 96% return of the capital contributed.

As of June 30, 2003, the Partnership had approximately $109,100 in working capital. The Managing General Partner knows of no unusual contractual commitments. Although the partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non-producing properties, if any. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

Managing General Partner

On May 21, 2004, Clayton Williams Energy, Inc. acquired all the outstanding common stock of Southwest Royalties Inc. through a merger. Clayton Williams Energy, Inc. paid $57.1 million to holders of Southwest Royalties, Inc. common stock and common stock warrants ($45.01 per share) and assumed and refinanced approximately $113.9 million of assumed bank debt at closing. In connection with the transaction, Blue Heel Company, a wholly owned subsidiary of Southwest Royalties, Inc., acquired the general partner interest from H.H. Wommack, III.

Recent Accounting Pronouncements

The EITF is considering two issues related to the reporting of oil and gas mineral rights. Issue No. 03-O, "Whether Mineral Rights Are Tangible or Intangible Assets," is whether or not mineral rights are intangible assets pursuant to SFAS No. 141, "Business Combinations." Issue No. 03-S, "Application of SFAS No. 142, Goodwill and Other Intangible Assets, to Oil and Gas Companies," is, if oil and gas drilling rights are intangible assets, whether those assets are subject to the classification and disclosure provisions of SFAS No. 142. The Partnership classifies the cost of oil and gas mineral rights as properties and equipment and believes that this is consistent with oil and gas accounting and industry practice. The staff of the FASB has issued a proposed position clarifying that SFAS No. 142 does not supersede the balance sheet classification and disclosure for drilling and mineral rights of oil and gas producing entities within the scope of FASB No. 19. If SFAS No. 142 is determined to apply to oil and gas companies, the Partnership may be required to make certain reclassifications within property and equipment on the balance sheet, and additional disclosures may be required. There would be no effect on the statement of income or cash flows as the intangible assets related to oil and gas mineral rights would continue to be amortized under the full cost method of accounting.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Partnership is not a party to any derivative or embedded derivative instruments.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures
As of the six months ended June 30, 2004, L. Paul Latham, President and Chief Executive Officer of the Managing General Partner, and Mel G. Riggs, Vice President and Chief Financial Officer of the Managing General Partner, evaluated the effectiveness of the Partnership's disclosure controls and procedures. Based on their evaluation, they believe that:

     The disclosure controls and procedures of the Partnership were effective in ensuring that information required to be disclosed by the Partnership in the reports it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

     The disclosure controls and procedures of the Partnership were effective in ensuring that material information required to be disclosed by the Partnership in the report it filed or submitted under the Exchange Act was accumulated and communicated to the Managing General Partner's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the six months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

                  (b)        Reports on
             Form 8-K:

                    The  Partnership  filed an 8-K on June  3,  2004  under
               Item 1 "Changes in Control of Registrant" and Item 7 "Financial Statements, Pro forma Financial Information and Exhibits."

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

                                 SOUTHWEST OIL & GAS
                                 INCOME FUND X-B, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner


                                 By: /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer


Date:  August 12, 2004

                    SECTION 302 CERTIFICATION                Exhibit 31.1


I, L. Paul Latham, certify that:

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

4.The  registrant's other certifying officer(s) and I are  responsible  for establishing  and  maintaining disclosure  controls  and  procedures  (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

  a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  b)Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  c)Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  b)Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  August 12, 2004             /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest  Oil & Gas Income  Fund  X-B,
L.P.

                    SECTION 302 CERTIFICATION                Exhibit 31.2


I, Mel G. Riggs, certify that:

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

4.The  registrant's other certifying officer(s) and I are  responsible  for establishing  and  maintaining disclosure  controls  and  procedures  (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

  a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  b)Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  c)Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  b)Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  August 12, 2004             /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest  Oil & Gas Income  Fund  X-B,
L.P.

                  CERTIFICATION PURSUANT TO           Exhibit 32.1
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Oil & Gas Income Fund X-B, Limited Partnership (the "Company") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, L. Paul Latham, Chief Executive Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the
       Company.


Date: August 12, 2004




/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer
  of Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Oil & Gas Income Fund X-B, L.P.

              CERTIFICATION PURSUANT TO            Exhibit 32.2
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


   In connection with the Quarterly Report of Southwest Oil & Gas Income Fund X-B, Limited Partnership (the "Company") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mel G. Riggs, Chief Financial Officer of the Managing General Partner of the Company, certify, pursuant to 18
U.S.C.   1350,  as  adopted pursuant to  906 of the Sarbanes-Oxley  Act  of
2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the
       Company.


Date: August 12, 2004




/s/ Mel G. Riggs
Mel G. Riggs
Vice President and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Oil & Gas Income Fund X-B, L.P.