Form 10-Q
period 2004-09-30
SOUTHWEST OIL & GAS INCOME FUND X-B LP
filed 2004-11-15
CIK 859906

1 of 1
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

                         6 Desta Drive, Suite 6500
                           Midland, Texas 79705
                 (Address of principal executive offices)

                               432-682-6324
                      (Registrant's telephone number,
                           including area code)

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


         The total number of pages contained in this report is 23.


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



                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2003, which are found in the Registrant's Form 10-K Report for 2003 filed with the Securities and Exchange Commission. The December 31, 2003 balance sheet included herein has been taken from the Registrant's 2003 Form 10-K Report. Operating results for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year.


                Southwest Oil and Gas Income Fund X-B, L.P.
                              Balance Sheets

                                 Septembe  December
                                  r 30,      31,
                                   2004      2003
                                  -----     -----
                                 (unaudit
                                   ed)
Assets
---------

Current assets:
 Cash and cash equivalents    $  34,358    20,125
  Receivable  from  Managing     109,961   119,445
General Partner
                                 --------  --------
                                 ----      ----
   Total current assets          144,319   139,570
                                 --------  --------
                                 ----      ----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       4,165,63  4,137,21
                                 4         7
       Less      accumulated
depreciation,
         depletion       and     3,769,19  3,744,94
amortization                     5         8
                                 --------  --------
                                 ----      ----
      Net   oil   and    gas     396,439   392,269
properties
                                 --------  --------
                                 ----      ----
                              $  540,758   531,839
                                 =======   =======
Liabilities  and   Partners'
Equity
----------------------------
------------

Current     liability      -  $  583       584
distribution payable
                                 --------  --------
                                 ----      ----

Asset retirement obligation      144,618   136,486
                                 --------  --------
                                 ----      ----
Partners' equity:
 General partner                 22,918    13,864
 Limited partners                372,639   380,905
                                 --------  --------
                                 ----      ----
   Total partners' equity        395,557   394,769
                                 --------  --------
                                 ----      ----
                              $  540,758   531,839
                                 =======   =======


                Southwest Oil and Gas Income Fund X-B, L.P.
                         Statements of Operations
                                (unaudited)

                                  Three Months Ended   Nine Months Ended
                                     September 30,       September 30,
                                    2004      2003      2004      2003
                                    -----     -----     -----     -----
Revenues
------------
Oil and Gas                     $ 216,000   139,270   559,800   455,086
Interest                          60        15        233       79
Other                             -         -         500       120
                                  --------  --------  --------  --------
                                  --        --        --        --
                                  216,060   139,285   560,533   455,285
                                  --------  --------  --------  --------
                                  --        --        --        --
Expenses
------------
Production                        73,323    122,999   236,536   343,105
General and administrative        22,411    20,997    67,950    67,432
Depreciation, depletion and       8,247     8,000     24,247    24,000
amortization
Accretion of asset retirement     2,729     13,952    8,188     44,020
obligation
                                  --------  --------  --------  --------
                                  --        --        --        --
                                  106,710   165,948   336,921   478,557
                                  --------  --------  --------  --------
                                  --        --        --        --
Net income (loss) before          109,350   (26,663)  223,612   (23,272)
continued operations

Results from discontinued
operations -
 Sale of oil and gas leases -     -         (5,774)   (27,318)  (16,524)
See Note 4
                                  --------  --------  --------  --------
                                  --        --        --        --
Net income (loss) before
cumulative effects
 of accounting change             109,350   (32,437)  196,294   (39,796)

Cumulative effect of change in
accounting
 principle - SFAS No. 143 -       -         -         -         (577,292
See Note 3                                                      )
                                  --------  --------  --------  --------
                                  --        --        --        --
Net income (loss)               $ 109,350   (32,437)  196,294   (617,088
                                                                )
                                  ======    ======    ======    ======
Net income (loss) allocated
to:

 Managing General Partner       $ 10,584    (1,659)   19,849    (51,848)
                                  ======    ======    ======    ======
 General Partner                $ 1,176     (185)     2,205     (5,761)
                                  ======    ======    ======    ======
 Limited Partners               $ 97,590    (30,593)  174,240   (559,479
                                                                )
                                  ======    ======    ======    ======
  Per limited partner unit
before cumulative effect
   operations and cumulative    $    8.96
effect                                      (2.28)    18.26     (2.14)
  Discontinued operations per           -              (2.26)    (1.52)
limited partner unit                        (.53)
  Cumulative effects per          -         -               -
limited partner unit                                            (47.72)
                                  --------  --------  --------  --------
                                  --        --        --        --
  Per limited partner unit      $    8.96
                                            (2.81)    16.00     (51.38)
                                  ======    ======    ======    ======

                Southwest Oil and Gas Income Fund X-B, L.P.
                         Statements of Cash Flows
                                (unaudited)

                                          Nine Months Ended
                                            September 30,
                                            2004     2003
                                           -----     -----
Cash flows from operating activities
 Cash received from oil and gas sales  $  520,854   435,230
 Cash paid to suppliers                   (255,55   (348,32
                                          6)        6)
 Cash received from discontinued          (27,318   476
operations                                )
 Interest received                        233       79
                                          -------   -------
                                          -----     ----
  Net cash provided by operating          238,213   87,459
activities
                                          -------   -------
                                          -----     ----
Cash flows used in investing
activities
 Additions to oil and gas properties      (28,473   (50,937
                                          )         )
                                          -------   -------
                                          -----     ----
Cash flows used in financing
activities
 Distributions to partners                (195,50   (35,086
                                          7)        )
                                          -------   -------
                                          -----     ----
  Net increase in cash and cash           14,233    1,436
equivalents

 Beginning of period                      20,125    15,247
                                          -------   -------
                                          -----     ----
 End of period                         $  34,358    16,683
                                          =======   ======
Reconciliation of net income (loss) to
net cash
 provided by operating activities

Net income (loss)                      $  196,294   (617,08
                                                    8)

Adjustments to reconcile net income
(loss) to net
 cash (used in) provided by operating
activities

 Depreciation, depletion and              24,247    24,000
amortization
 Accretion of asset retirement            8,188     44,020
obligation
 Cumulative effect of change in
accounting
   principle - SFAS No. 143               -         577,292
 Increase in receivables                  (39,446   (19,976
                                          )         )
 Increase in payables                     48,930    79,211
                                          -------   -------
                                          -----     ----
Net cash provided by operating         $  238,213   87,459
activities
                                          =======   ======
Noncash investing and financing
activities:

 Increase in oil and gas properties -
Adoption
  of SFAS No. 143                      $  -         174,419
                                          =======   ======
 Increase in oil and gas properties -
SFAS No. 143
  Addition of wells                    $  75        -
                                          =======   ======
 Decrease in oil and gas properties -
SFAS No. 143
  Asset retirement obligation          $  -         56,292
settlement
                                          =======   ======
 Decrease in oil and gas properties -
SFAS No. 143
  Plug and abandon wells               $  131       -
                                          =======   ======
                Southwest Oil & Gas Income Fund X-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


1.   Organization
     Southwest Oil & Gas Income Fund X-B, L.P. was organized under the laws of the state of Delaware on November 27, 1990 for the purpose of acquiring producing oil and gas properties and to produce and market crude oil and natural gas produced from such properties for a term of 50 years, unless terminated at an earlier date as provided for in the Partnership Agreement. The Partnership sells its oil and gas production to a variety of purchasers with the prices it receives being dependent upon the oil and gas economy. Southwest Royalties, Inc. a wholly owned subsidiary of Clayton Williams Energy, Inc., serves as the Managing General Partner and Blue Heel Company, a wholly owned subsidiary of Southwest Royalties, Inc., acquired the general partner interest from H.H. Wommack, III. Revenues, costs and expenses are allocated as follows:

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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2004, and for the three and nine months ended September 30, 2004, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.

3.   Cumulative effect of change in accounting principle - SFAS No. 143
     On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $174,419, a long term liability of approximately $751,711 and a loss of approximately $577,292 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At September 30, 2004, the asset retirement obligation was $144,618, and the increase in the balance from January 1, 2004 is due to accretion expense of $8,188 and addition of wells of $75 partially offset by a reduction for plug and abandoned wells of $130.

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

                     Three months ended       Nine months ended
                       September 30,            September 30,
                      2004        2003        2004        2003

Revenues           $     -     90,685       -          289,843
Income (loss) from
  discontinued          -      (5,774)      (27,318)   (16,524)
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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2004, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 2004 and 2003

The following table provides certain information regarding performance factors for the quarters ended September 30, 2004 and 2003:

                               Three Months
                                  Ended         Percenta
                                                   ge
                              September 30,     Increase
                              2004      2003    (Decreas
                                                   e)
                             -----     -----    --------
                                                   --
Average    price    per  $   41.10              36%
barrel of oil                         30.19
Average  price per  mcf  $    5.77              31%
of gas                                4.40
Oil    production    in     3,446     2,879     20%
barrels
Gas production in mcf       12,882    11,900    8%
Oil and gas revenue      $  216,000   139,270   55%
Production expense       $  73,323    122,999   (40%)
Partnership              $  65,000    -         100%
distributions
Limited         partner  $  58,500    -         100%
distributions
Per  unit  distribution
to limited
 partners                $    5.37         -    100%
Number    of    limited     10,889    10,889
partner units

Revenues

The Partnership's oil and gas revenues increased to $216,000 from $139,270 for the quarters ended September 30, 2004 and 2003, respectively, an increase of 55%. The principal factors affecting the comparison of the quarters ended September 30, 2004 and 2003 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003 by 36%, or $10.91 per barrel, resulting in an increase of approximately $37,600 in revenues. Oil sales represented 66% of total oil and gas sales during the quarter ended September 30, 2004 as compared to 62% during the quarter ended September 30, 2003.

    The average price for a mcf of gas received by the Partnership increased during the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003 by 31%, or $1.37 per mcf, resulting in an increase of approximately $17,700 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $55,300. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.


2.
   Oil production increased approximately 567 barrels or 20% during the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003, resulting in an increase of approximately $17,100 in revenues.

    Gas production increased approximately 982 mcf or 8% during the same period, resulting in an increase of approximately $4,300 in revenues.

    The total increase in revenues due to the change in production is approximately $21,400. The increase in oil volumes is the result of improved production on one property.

Costs and Expenses

Total costs and expenses decreased to $106,710 from $165,948 for the quarters ended September 30, 2004 and 2003, respectively, a decrease of 36%. The decrease is the result of lower accretion expense and lease operating costs, partially offset by an increase in depletion expense and general and administrative expense.

1. Lease operating costs and production taxes were 40% lower, or approximately $49,700 less during the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003. Lease operating costs in 2003 included well workover costs on one well.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 7% or approximately $1,400 during the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003.

3. Depletion expense increased to $8,247 for the quarter ended September 30, 2004 from $8,000 for the same period in 2003. This represents an increase of 3%. The contributing factor to the increase in depletion expense is in relation to the BOE depletion rate for the quarter ended September 30, 2004, which was $1.47 applied to 5,593 BOE as compared to $1.67 applied to 4,862 BOE for the same period in 2003.

4. Accretion expense decreased to $2,729 for the quarter ended September 30, 2004 from $13,952 for the same period in 2003. This represents a decrease of 80%. The reduction in accretion is due to the sale of one producing property in 2003.




B.   General Comparison of the Nine-Month Periods Ended September 30,  2004
and 2003

The following table provides certain information regarding performance factors for the nine-month periods ended September 30, 2004 and 2003:

                               Nine Months
                                  Ended         Percenta
                                                   ge
                              September 30,     Increase
                              2004      2003    (Decreas
                                                   e)
                             -----     -----    --------
                                                   --
Average    price    per  $   37.50              20%
barrel of oil                         31.38
Average  price per  mcf  $    5.48              11%
of gas                                4.93
Oil    production    in     9,776     9,377     4%
barrels
Gas production in mcf       35,232    32,600    8%
Oil and gas revenue      $  559,800   455,086   23%
Production expense       $  236,536   343,105   (31%)
Partnership              $  195,506   35,000    459%
distributions
Limited         partner  $  182,506   31,500    479%
distributions
Per  unit  distribution
to limited
 partners                $   16.76              480%
                                      2.89
Number    of    limited     10,889    10,889
partner units

Revenues

The Partnership's oil and gas revenues increased to $559,800 from $455,086 for the nine months ended September 30, 2004 and 2003, respectively, an increase of 23%. The principal factors affecting the comparison of the nine months ended September 30, 2004 and 2003 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 by 20%, or $6.12 per barrel, resulting in an increase of approximately $59,800 in revenues. Oil sales represented 65% of total oil and gas sales during the nine months ended September 30, 2004 as compared to 65% during the nine months ended September 30, 2003.

    The average price for an mcf of gas received by the Partnership increased during the same period by 11%, or $.55 per mcf, resulting in an increase of approximately $19,400 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $79,200. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.


2. Oil production increased approximately 399 barrels or 4% during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003, resulting in an increase of approximately $12,500 in revenues.

    Gas production increased approximately 2,632 mcf or 8% during the same period, resulting in an increase of approximately $13,000 in revenues.

    The total increase in revenues due to the change in production is approximately $25,500.

Costs and Expenses

Total costs and expenses decreased to $336,921 from $478,557 for the nine months ended September 30, 2004 and 2003, respectively, a decrease of 30%. The decrease is the result of lower accretion expense and lease operating costs, partially offset by an increase in depletion expense and general and administrative expense.

1. Lease operating costs and production taxes were 31% lower, or approximately $106,600 less during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. Lease operating costs in 2003 included well workover costs on three wells.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 1% or approximately $500 during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

3. Depletion expense increased to $24,247 for the nine months ended September 30, 2004 from $24,000 for the same period in 2003. This represents an increase of 1%. The BOE depletion rate for the nine months ended September 30, 2004 was $1.55 applied to 15,648 BOE as compared to $1.59 applied to 14,810 BOE for the same period in 2003.

4. Accretion expense decreased to $8,188 for the nine months ended September 30, 2004 from $44,020 for the same period in 2003. This represents a decrease of 81%. The reduction in accretion is due to the sale of one producing property in 2003.



Liquidity and Capital Resources
The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $238,200 in the nine months ended September 30, 2004 as compared to approximately $87,500 in the nine months ended September 30, 2003.

Cash flows used in investing activities were approximately $28,500 in the nine months ended September 30, 2004 as compared to approximately $50,900 in the nine months ended September 30, 2002. The principle use of the 2004 cash flow from investing activities was the additions to oil and gas properties.

Cash flows used in financing activities were approximately $195,500 in the nine months ended September 30, 2004 as compared to approximately $35,100 in the nine months ended September 30, 2003. The only use of financing activities was in relation to distributions to partners.

Total distributions during the nine months ended September 30, 2004 were $195,506 of which $182,506 was distributed to the limited partners and $13,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2004 was $16.76. Total distributions during the nine months ended September 30, 2003 were $35,000 of which $31,500 was distributed to the limited partners and $3,500 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2003 was $2.89.

The sources for the 2004 distributions of $195,506 were oil and gas operations of approximately $238,200 and the change in oil and gas property of approximately $(28,500), resulting in excess cash for contingencies or subsequent distributions. The sources for the 2003 distributions of $35,000 were oil and gas operations of approximately $87,500 and the change in oil and gas property of approximately $(50,900), resulting in excess cash for contingencies or subsequent distributions.

Cumulative cash distributions of $5,798,084 have been made to the partners. As of September 30, 2004, $5,258,781 or $482.94 per limited partner unit has been distributed to the limited partners, representing a 97% return of the capital contributed.

As of September 30, 2003, the Partnership had approximately $143,700 in working capital. The Managing General Partner knows of no unusual contractual commitments. The partnership held many long-lived properties at inception, however due to the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non-producing properties. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

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

Item 4.   Controls and Procedures

Disclosure Controls and Procedures
As of the nine months ended September 30, 2004, L. Paul Latham, President and Chief Executive Officer of the Managing General Partner, and Mel G. Riggs, Vice President and Chief Financial Officer of the Managing General Partner, evaluated the effectiveness of the Partnership's disclosure controls and procedures. Based on their evaluation, they believe that:

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the nine months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.


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


Date:  November 15, 2004




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


Date:  November 15, 2004           /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest  Oil & Gas Income  Fund  X-B,
L.P.



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


Date:  November 15, 2004           /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest  Oil & Gas Income  Fund  X-B,
L.P.




                  CERTIFICATION PURSUANT TO           Exhibit 32.1
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Oil & Gas Income Fund X-B, L. P. (the "Company") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, L. Paul Latham, Chief Executive Officer of the Managing General Partner of the Company, certify, pursuant to 18
U.S.C.   1350,  as  adopted pursuant to  906 of the Sarbanes-Oxley  Act  of
2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the
       Company.


Date: November 15, 2004




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

              CERTIFICATION PURSUANT TO            Exhibit 32.2
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


   In connection with the Quarterly Report of Southwest Oil & Gas Income Fund X-B, L. P. (the "Company") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mel G. Riggs, Chief Financial Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C.
  1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the
       Company.


Date: November 15, 2004




/s/ Mel G. Riggs
Mel G. Riggs
Vice President and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Oil & Gas Income Fund X-B, L.P.