Form 10-K
period 2004-12-31
SOUTHWEST OIL & GAS INCOME FUND X-B LP
filed 2005-03-31
CIK 859906

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(Mark One)

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

                                    OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 0-19585

                Southwest Oil & Gas Income Fund X-B, L.P.
                (Exact name of registrant as specified in
                    its limited partnership agreement)

Delaware                                                    75-2332176
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                       Identification No.)

6 Desta Drive, Suite 6500, Midland, Texas                     79705
(Address of principal executive office)                    (Zip Code)

Registrant's telephone number, including area code   (432) 682-6324

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

                            Table of Contents

Item                                                                   Page

     Glossary of Oil and Gas Terms                                       3

                                  Part I

 1.  Business                                                            5

 2.  Properties                                                          8

 3.  Legal Proceedings                                                   9

 4.  Submission of Matters to a Vote of Security Holders                 9

                                 Part II

 5.  Market for Registrant's Common Equity, Related
     Stockholder Matters and Issuer Purchases of Equity Securities      10

 6.  Selected Financial Data                                            11

 7.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                      12

7A.  Quantitative and Qualitative Disclosures About Market Risk         18

 8.  Financial Statements and Supplementary Data                        19

 9.  Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure                             35

9A.  Controls and Procedures                                            35

9B.  Other Information                                                  35

                                 Part III

10.  Directors and Executive Officers of the Registrant                 36

11.  Executive Compensation                                             36

12.  Security Ownership of Certain Beneficial Owners and Management     37

13.  Certain Relationships and Related Transactions                     37

14.  Principal Accounting Fees and Services                             37

                                 Part IV

15.  Exhibits and Financial Statement Schedules                         38

     Signatures                                                         39

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

     BOE.   Equivalent  barrels of oil, with natural gas converted  to  oil equivalents based on a ratio of six Mcf of natural gas to one Bbl of oil.

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

     Proved developed oil and gas reserves. Proved oil and gas reserves that can be expected to be recovered from existing wells with existing equipment and operating methods.

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

     Proved undeveloped reserves. Proved Oil and gas reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

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

                                  Part I

Item 1.   Business

General
Southwest Oil & Gas Income Fund X-B, L.P. (the "Partnership" or "Registrant") was organized as a Delaware limited partnership on November 27, 1990. The offering of limited partnership interests began December 1, 1990 as part of a shelf offering registered under the name Southwest Oil & Gas 1990-91 Income Program (the "Program"). Minimum capital requirements for the Partnership were met on March 1, 1991, with the offering of limited partnership interests concluding September 30, 1991. The Partnership has no subsidiaries. The Managing General Partner of the Partnership is Southwest Royalties, Inc. (the "Managing General Partner"), a Delaware corporation.

The Partnership has acquired interests in producing oil and gas properties, and produced and marketed the crude oil and natural gas produced from such properties. In most cases, the Partnership purchased working interests in oil and gas properties. The Partnership purchased either all or part of the rights and obligations under various oil and gas leases.

During 2004, the Managing General Partner was acquired by Clayton Williams Energy, Inc. ("CWEI"), a Delaware corporation, and is now a wholly owned subsidiary of CWEI. CWEI is an oil and gas company based in Midland, Texas, and its common stock is traded on the Nasdaq Stock Market's National Market under the symbol "CWEI". All of the directors and executive officers of the Managing General Partner are employees of CWEI. CWEI maintains an internet website at www.claytonwilliams.com from which public information about CWEI may be obtained.

The principal executive offices of the Partnership are located at 6 Desta Drive, Suite 6500, Midland, Texas, 79705. The Managing General Partner and its staff, together with certain independent consultants used on an "as needed" basis, perform various services on behalf of the Partnership, including the selection of oil and gas properties and the marketing of production from such properties. The Partnership has no employees.

Operations

The business objective of the Partnership is to maximize the production and related net cash flow from the properties it currently owns without engaging in the drilling of any development or exploratory wells except through farm-out arrangements. If additional drilling is necessary to fully develop a Partnership property, the Partnership will enter into a farmout agreement with the Managing General Partner to assign a portion of the Partnership's interest in the property to the Managing General Partner in exchange for retaining an interest in the one or more new wells at no cost to the Partnership. The Managing General Partner obtains a fairness opinion from an unaffiliated petroleum engineer with respect to the terms of each farmout agreement with the Partnership.

Principal Products, Marketing and Distribution
The Partnership has acquired and holds working interests in oil and gas properties located in Arkansas, New Mexico and Texas. During 2004, 64% of the Partnership's revenues were derived from the sale of oil production and 36% were derived from gas production. All activities of the Partnership are confined to the continental United States. All oil and gas produced from these properties is sold to unrelated third parties in the oil and gas business. The Partnership believes that the loss of any of its purchasers would not have a material adverse affect on its results of operations due to the availability of other purchasers.

The revenues generated from the Partnership's oil and gas activities are dependent upon the current market for oil and gas. The prices received by the Partnership for its oil and gas production depend upon numerous factors beyond the Partnership's control, including competition, economic, political and regulatory developments and competitive energy sources. The Partnership is unable to accurately predict future prices of oil and natural gas.

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

Regulation
The Partnership's oil and gas production and related operations are subject to extensive rules and regulations promulgated by federal, state and local agencies. Failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry increases the Partnership's cost of doing business and affects the
Partnership's profitability. Because such rules and regulations are frequently amended or reinterpreted, the Partnership is unable to predict the future cost or impact of complying with such laws.

All of the states in which the Partnership conducts business generally require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and gas. Such states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells and the spacing, plugging and abandonment of such wells. The statutes and regulations of certain states also limit the rate at which oil and gas can be produced from the Partnership's properties.

The Federal Energy Regulatory Commission ("FERC") regulates interstate natural gas transportation rates and service conditions, which affect the marketing of gas produced by the Partnership, as well as the revenues the Partnership receives for sales of such production. Since the mid-1980s, the FERC has issued various orders that have significantly altered the marketing and transportation of gas. These orders resulted in a fundamental restructuring of interstate pipeline sales and transportation services, including the unbundling by interstate pipelines of the sales, transportation, storage and other components of the city-gate sales services such pipelines previously performed. These FERC actions were designed to increase competition within all phases of the gas industry. The interstate regulatory framework may enhance the Partnership's ability to market and transport its gas, although this framework may also subject the Partnership to competition and to the more restrictive pipeline imbalance tolerances and greater associated penalties for violation of such tolerances.

The  Partnership's sales of oil production are not presently regulated  and are made at market prices. The price the Partnership receives from the sale of those products is affected by the cost of transporting the products to market. The FERC has implemented regulations establishing an indexing system for transportation rates for oil pipelines, which, generally, would index such rates to inflation, subject to certain conditions and limitations. The Partnership is not able to predict with any certainty what effect, if any, these regulations will have on the Partnership, but, other factors being equal, the regulations may, over time, tend to increase transportation costs which may have the effect of reducing wellhead prices for oil and natural gas liquids.

Environmental Matters
The Partnership's operations pertaining to oil and gas production and related activities are subject to numerous and constantly changing federal, state and local laws governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of certain permits prior to or in connection with drilling activities, restrict or prohibit the types, quantities and concentration of substances that can be released into the environment in connection with drilling and production, restrict or prohibit drilling activities that could impact wetlands, endangered or threatened species or other protected areas or natural resources, require some degree of remedial action to mitigate pollution from former operations, such as pit cleanups and plugging abandoned wells, and impose substantial liabilities for pollution resulting from the Partnership's operations. Such laws and regulations may substantially increase the cost of developing, producing or processing oil and gas and may prevent or delay the commencement or continuation of a given project and thus generally could have a material adverse effect upon the Partnership's cash flow and earnings. The Partnership believes that it is in substantial compliance with current applicable environmental laws and regulations, and the cost of compliance with such laws and regulations has not been material and is not expected to be material during 2005. Nevertheless, changes in existing environmental laws and regulations or in the interpretations thereof could have a significant impact on the Partnership's operations, as well as the oil and gas industry in general. For instance, legislation has been proposed in Congress from time to time that would reclassify certain oil and gas production wastes as "hazardous wastes," which reclassification would make exploration and production wastes subject to much more stringent handling, disposal and clean-up requirements. State initiatives to further regulate the disposal of oil and gas wastes and naturally occurring radioactive materials, if adopted, could have a similar impact on the Partnership.

The United States Oil Pollution Act of 1990 ("OPA `90"), and similar legislation enacted in Texas, Louisiana and other coastal states, addresses oil spill prevention and control and significantly expands liability exposure across all segments of the oil and gas industry. OPA `90 and such similar legislation and related regulations impose on us a variety of obligations related to the prevention of oil spills and liability for damages resulting from such spills. OPA `90 imposes strict and, with limited exceptions, joint and several liabilities upon each responsible party for oil removal costs and a variety of public and private damages.

The Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances at the site where the release occurred. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The failure of an operator of a property owned by the Partnership to comply with applicable environmental regulations may, in certain circumstances, be attributed to the Partnership. The Partnership does not believe that it will be required to incur any material expenditures to comply with existing environmental requirements.

The Resource Conservation and Recovery Act ("RCRA"), and analogous state laws govern the handling and disposal of hazardous and solid wastes. Wastes that are classified as hazardous under RCRA are subject to stringent handling, recordkeeping, disposal and reporting requirements. RCRA specifically excludes from the definition of hazardous waste "drilling fluids, produced waters, and other wastes associated with the exploration, development, or production of crude oil, natural gas or geothermal energy." However, these wastes may be regulated by the EPA or state agencies as solid waste. Moreover, many ordinary industrial wastes, such as paint wastes, waste solvents, laboratory wastes and waste compressor oils, are regulated as hazardous wastes. Although the costs of managing hazardous waste may be significant, the Partnership does not expect to experience more burdensome costs than similarly situated companies

State water discharge regulations and federal waste discharge permitting requirements adopted pursuant to the Federal Water Pollution Control Act prohibit or are expected in the future to prohibit the discharge of produced water and sand and some other substances related to the oil and gas industry, into coastal waters. Although the costs to comply with such mandates under state or federal law may be significant, the entire industry will experience similar costs, and the Partnership does not believe that these costs will have a material adverse impact on its financial condition and operations.

The Partnership maintains insurance against "sudden and accidental" occurrences, which may cover some, but not all, of the environmental risks described above. Most significantly, the insurance we maintain will not cover the risks described above which occur over a sustained period of time. Further, there can be no assurance that such insurance will continue to be available to cover all such costs or that such insurance will be available at premium levels that justify its purchase. The occurrence of a significant event not fully insured or indemnified against could have a material adverse effect on our financial condition and operations.

Limited partners should be aware that the assessment of liability associated with environmental liabilities is not always correlated to the value of a particular project. Accordingly, liability associated with the environment under local, state, or federal regulations, particularly clean ups under CERCLA, can exceed the value of the Partnership's investment in the associated site.

Partnership Employees
The Partnership has no employees; however the Managing General Partner and CWEI have a staff of geologists, engineers, accountants, landmen and clerical staff who engage in Partnership activities and operations and perform additional services for the Partnership as needed. In addition, the Partnership engages independent consultants such as petroleum engineers and geologists as needed.

Item 2.   Properties

As of December 31, 2004, the Partnership possessed an interest in oil and gas properties located in Columbia County of Arkansas; Eddy and Lea Counties of New Mexico; and Duval, Midland, Schleicher, Ward and Winkler
Counties of Texas. These properties consist of various interests in approximately 153 wells and units.

Reserves

The following table sets forth certain information as of December 31, 2004 with respect to the Partnership's estimated proved oil and gas reserves pursuant to SEC guidelines, present value of proved reserves and standardized measure of discounted future net cash flows.

                       Proved Developed      Proved      Total
                      -------------------    -------    -------
                      -------------------    -------     ----
                           ---------          ----
                      Produci    Nonprod     Undevel    Proved
                         ng       ucing       oped
                      -------    -------     -------    -------
                      -------    -------     -------     ----
                       -----       ----       ----
Oil (Bbls)            161,000     -           27,000      188,000
Gas (Mcf)             393,000     -           109,000     502,000
Total (BOE)           227,000     -           45,000      272,000
Present   value    of $2,289,     $    -      $715,000    $3,004,
proved reserves       000                               000
Standardized  measure
of discounted
   future  net   cash                                     $2,917,
flows                                                   000

The following table sets forth certain information as of December 31, 2004 regarding the Partnership's proved oil and gas reserves for certain significant properties.

                 Proved Reserves                             Percen
                                                               t
             -----------------------             Present       of
             -----------------------                         Presen
                   ----------                                  t
                              Total     Percen   Value of    Value
                               Oil       t of                  of
              Oil     Gas     Equiva    Total     Proved     Proved
                               lent      Oil
             (Bbls   (Mcf)    (BOE)     Equiva   Reserves    Reserv
               )                         lent                  es
             -----   -----    ------    ------ ------------  ------
             -----   -----    ------    ------  ----------   ------
              ---      -       ---       ---                  ---

  NE Vacuum  94,00   52,00    103,00    37.9%    1,120,00    37.3%
Abo          0       0        0                  0
      Freer  68,00   67,00    79,000    29.0%    895,000     29.8%
Acquisition  0       0
       SWRI  22,00   242,0    62,000    22.8%    747,000     24.9%
Acquisition  0       00
 Other       4,000   141,0    28,000    10.3%    242,000     8.0%
                     00
             -----   -----    ------    ------   --------    ------
             -----   -----    ------    ------   ------      ------
             -       --                 -                    ---
 Total       188,0   502,0    272,00    100.0%   $3,004,     100.0%
             00      00       0                  000
             =====   =====    ======    ======   ========    ======
             =       ==       =         ==                   ===

The estimates of proved reserves at December 31, 2004 and the present value of proved reserves were derived from a report prepared by Ryder Scott Company, L.P., petroleum consultants. These calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC financial accounting and reporting standards. The estimated present value of proved reserves does not give effect to indirect expenses such as general and administrative expenses, debt service (if any) and depletion, depreciation and amortization.

In accordance with applicable financial accounting and reporting standards of the SEC, the estimates of the Partnership's proved reserves and the present value of proved reserves set forth herein are made using oil and gas sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the life of the properties. Estimated quantities of proved reserves and their present value are affected by changes in oil and gas prices. The average prices utilized for the purposes of estimating the Partnership's proved reserves and the present value of proved reserves as of December 31, 2004 were $41.99 per Bbl of oil and natural gas liquids and $5.25 per Mcf of gas, as compared to $31.63 per Bbl of oil and $5.68 per Mcf of gas as of December 31, 2003.

The reserve information shown is estimated. The accuracy of any reserve estimate is a function of the quality of available geological, geophysical, engineering and economic data, the precision of the engineering and geological interpretation and judgment. The estimates of reserves, future cash flows and present value are based on various assumptions, including those prescribed by the SEC, and are inherently imprecise. Although the Partnership believes these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates. Also, the use of a 10% discount factor for reporting purposes may not necessarily represent the most appropriate discount factor, given actual interest rates and risks to which our business or the oil and natural gas industry in general are subject.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2004 through the solicitation of proxies or otherwise.

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

Number of Limited Partner Interest Holders
As of December 31, 2004, there were 521 holders of limited partner units in the Partnership.

Distributions
Pursuant to Article III, Section 3.05 of the Partnership's Certificate and Agreement of Limited Partnership "Net Cash Flow" is distributed to the partners on a quarterly basis. "Net Cash Flow" is defined as "the cash generated by the Partnership's investments in producing oil and gas properties, less (i) General and Administrative Costs, (ii) Operating Costs, and (iii) any reserves necessary to meet current and anticipated needs of the Partnership, as determined in the sole discretion of the Managing General Partner." During 2004, distributions were made totaling $355,541, with $326,499 ($29.98 per unit) distributed to the limited partners and $29,042 to the general partners.

Issuer Purchases of Equity Securities
The Managing General Partner has the right, but not the obligation in accordance with the obligations set forth in the partnership agreement, to purchase limited partnership units should an investor desire to sell. The value of the unit is determined by adding the sum of (1) current assets less liabilities and (2) the present value of the future net revenues attributable to proved reserves and by discounting the future net revenues at a rate not in excess of the prime rate charged by Bank One, a division of JP Morgan Chase Bank, N.A. plus one percent (1%), which value shall be further reduced by a risk factor discount of no more than one-third (1/3) to be determined by the Managing General Partner in its sole and absolute discretion under the partnership agreement. In 2004, no limited partner units were purchased by the Managing General Partner.

Item 6.   Selected Financial Data

The following selected financial data for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 should be read in conjunction with the financial statements included in Item 8:

                                      Year Ended December 31,
                         -------------------------------------------------
                                         ------------------
                            2004        2003       2002     2001     2000
                           -----       -----      -----    -----    -----

Revenues              $  801,189     553,838    444,206    468,22  649,092
                                                           8

Net   income   (loss)
from continuing
 operations              351,069     (100,970)  107,112    89,088  307,699

Results          from    (27,318)    796,422    (14,242)   49,530  188,421
discontinued
operations

Net   income   before
cumulative
      effects      of    323,751     695,452    92,870     138,61  496,120
accounting changes                                         8

Net income               323,751     118,160    85,870     138,61  496,120
                                                           8

Partners'  share   of
net income:

General partners         35,494      16,816     12,987     20,362  52,512

Limited partners         288,257     101,344    72,883     118,25  443,608
                                                           6

Limited partners' net
income (loss)
   per   unit  before
discontinued
    operations    and
cumulative effects
     of    accounting      28.73                     8.67   7.03     25.29
changes                              (8.61)

Discontinued
operations per
 limited partner unit     (2.26)          65.63             3.83     15.45
                                                (1.33)

Limited partners'
net income per unit        26.47          9.31       6.69  10.86     40.74

Limited partners'
  cash  distributions      29.98          9.78       5.14  31.36     33.61
per unit

Total assets          $  506,878     531,839    386,903    363,30  603,818
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

The passage of time provides more qualitative information regarding estimates of reserves, and revisions are made to prior estimates to reflect updated information. However, there can be no assurance that more
significant  revisions  will not be necessary in  the  future.   If  future
significant revisions are necessary that reduce previously estimated reserve quantities, it could result in a full cost property writedown. In addition to the impact of these estimates of proved reserves on calculation of the ceiling, estimates of proved reserves are also a significant component of the calculation of depletion, depreciation, and amortization ("DD&A").

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

Results of Operations

General Comparison of the Years Ended December 31, 2004 and 2003

The following table provides certain information regarding performance factors for the years ended December 31, 2004 and 2003:

                                Year Ended      Percenta
                                                   ge
                               December 31,     Increase
                              2004      2003    (Decreas
                                                   e)
                             ------    ------   --------
                                                -------
Oil production in           12,904    10,700      21%
barrels
Gas production in mcf       49,147    43,100      14%
Total (BOE)                 21,095    17,883      18%
Average price per        $    39.95               23%
barrel of oil                         32.45
Average price per mcf    $     5.79               23%
of gas                                4.70
Oil and gas revenue      $  800,150   551,029     45%
Production expense       $  323,161   494,660    (35%)
Partnership              $  355,541   110,007     223%
distributions
Limited partner          $  326,499   106,506     207%
distributions
Per unit distribution    $    29.98               207%
to limited partners                   9.78

Number of limited           10,889    10,889
partner units

Revenues

The Partnership's oil and gas revenues increased to $800,150 from $551,029 for the years ended December 31, 2004 and 2003, respectively, an increase of 45%. The principal factors affecting the comparison of the years ended December 31, 2004 and 2003 are as follows:

The average price for a barrel of oil received by the Partnership increased during the year ended December 31, 2004 as compared to the year ended December 31, 2003 by 23%, or $7.50 per barrel, resulting in an increase of approximately $96,700 in revenues. Oil sales represented 64% of total oil and gas sales during the year ended December 31, 2004 as compared to 63% during the year ended December 31, 2003.

The average price for an mcf of gas received by the Partnership increased during the same period by 23%, or $1.09 per mcf, resulting in an increase of approximately $53,500 in revenues.

The total increase in revenues due to the change in prices received from oil and gas production is approximately $150,200. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

Oil production increased approximately 2,204 barrels or 21% during the year ended December 31, 2004 as compared to the year ended December 31, 2003, resulting in an increase of approximately $71,500 in revenues.

Gas production increased approximately 6,047 mcf or 14% during the same period, resulting in an increase of approximately $28,500 in revenues.

The  total  increase  in  revenues  due to  the  change  in  production  is
approximately  $100,000.   The  increase in  gas  volumes  is  due  to  the
reactivation of a gas well.

Costs and Expenses

Total costs and expenses decreased to $450,120 from $654,808 for the years ended December 31, 2004 and 2003, respectively, a decrease of 31%. The decrease is the result of lower accretion expense and lease operating costs, partially offset by an increase in depletion expense and general and administrative costs.

Lease operating costs and production taxes were 35% lower, or approximately $171,500 less during the year ended December 31, 2004 as compared to the year ended December 31, 2003. Lease operating costs were higher in 2003 due to a workover on a well that year.

General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 5% or approximately $4,300 during the year ended December 31, 2004 as compared to the year ended December 31, 2003.

Depletion expense increased to $31,190 for the year ended December 31, 2004 from $29,000 for the same period in 2003. This represents an increase of
8%. The increase in depletion expense was due to the increase in production which was partially offset by the decrease in the BOE depletion rate for the year ended December 30, 2004, which was $1.48 as compared to $1.62 for the same period in 2003.

Accretion expense decreased to $6,899 for the year ended December 31, 2004 from $46,548 for the same period in 2003. This represents a decrease of 85%. The decrease in accretion is due to the sale of a property in 2003.

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

                                  2004       2003       2002

           Revenues             $    -                324,200
                                           353,546
           Operating expenses   27,318     341,483    338,442
           Gain on sale         -          784,359    -
                                ---------  ---------  ----------
                                ---        ---       --
           Income (loss) from
             discontinued       $(27,3                (14,242)
           operations           18)        796,422
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

Results of Operations

General Comparison of the Years Ended December 31, 2003 and 2002

The following table provides certain information regarding performance factors for the years ended December 31, 2003 and 2002:

                                Year Ended      Percenta
                                                   ge
                               December 31,     Increase
                              2003      2002    (Decreas
                                                   e)
                             ------    ------   --------
                                                -------
Oil production in           10,700    11,800      (9%)
barrels
Gas production in mcf       43,100    45,000      (4%)
Total (BOE)                 17,883    19,300      (7%)
Average price per        $    32.45               22%
barrel of oil                         26.59
Average price per mcf    $     4.70               64%
of gas                                2.87
Oil and gas revenue      $  551,029   444,032     24%
Production expense       $  494,660   238,543     107%
Partnership              $  110,007   62,189      77%
distributions
Limited partner          $  106,506   55,970      90%
distributions
Per unit distribution    $     9.78               90%
to limited partners                   5.14

Number of limited           10,889    10,889
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

Cumulative effect of change in accounting principle - SFAS No. 143
On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $174,419, a long term liability of approximately $751,711 and a loss of approximately $577,292 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At December 31, 2003, the asset retirement obligation was $136,486, and the decrease in the balance from January 1, 2003 is due primarily to the sales of a property, which decreased the liability by 605,481 and the plug and abandonment of oil and gas properties, which decreased the asset retirement obligation by $56,292, partially offset by accretion expense of $46,548. The pro forma amounts of the asset retirement obligation as of December 31, 2002 was approximately $751,711. The pro forma amounts of the asset retirement obligation were measured using information, assumptions and interest rates as of the adoption date of January 1, 2003.

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

                                  2003        2002

           Revenues             $353,546   324,200
           Operating expenses   341,483    338,442
           Gain on sale         784,359    -
                                ---------  ----------
                                ---        --
           Income (loss) from
             discontinued       $796,422   (14,242)
           operations
                                =======    =======

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

Revenue and Distribution Comparison
Partnership income for the years ended December 31, 2004, 2003 and 2002 was $323,751, $118,160 and $85,870, respectively. Partnership distributions for the years ended December 31, 2004, 2003 and 2002 were $355,541, $110,007 and $62,189, respectively. These differences are indicative of the changes in oil and gas prices, production and property sales.

The  sources  for  the  2004 distributions of $355,541  were  oil  and  gas operations  of  approximately  $400,600 and  the  change  in  oil  and  gas properties of approximately $(29,300), resulting in excess cash for contingencies or subsequent distributions. The sources for the 2003 distributions  of  $110,007 were the change in oil and  gas  properties  of approximately  $193,900,  less funds used in  oil  and  gas  operations  of approximately  $79,300,  resulting  in excess  cash  for  contingencies  or subsequent distributions. The sources for the 2002 distributions of $62,189 were oil and gas operations of approximately $80,900 and the change in oil and gas properties of approximately $(16,500), resulting in excess cash for contingencies or subsequent distributions.

Total distributions during the year ended December 31, 2004 were $355,541 of which $326,499 ($29.98 per unit) was distributed to the limited partners and $29,042 to the general partners. Total distributions during the year ended December 31, 2003 were $110,007 of which $106,506 ($9.78 per unit) was distributed to the limited partners and $3,501 to the general partners. Total distributions during the year ended December 31, 2002 were $62,189 of which $55,970 ($5.14 per unit) was distributed to the limited partners and $6,219 to the general partners.

Cumulative cash distributions of $5,958,119 have been made to the general and limited partners as of December 31, 2004. As of December 31, 2004, $5,402,774 or $496.17 per limited partner unit has been distributed to the limited partners, representing 99% of contributed capital.

Liquidity and Capital Resources
The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows (used in) provided by operating activities were approximately $400,600 in 2004 compared to $(79,300) in 2003 and approximately $80,900 in 2002.

Cash flows provided by (used in) investing activities were approximately $(29,300) compared to $193,900 in 2003 and approximately $(16,500) in 2002.
The principal use of the 2004 cash flow from investing activities was the additions to oil and gas properties.

Cash flows used in financing activities were approximately $355,600 in 2004 compared to $109,700 in 2003 and approximately $62,300 in 2002. The only use in the financing activities was distributions to partners.

As of December 31, 2004 the Partnership had approximately $116,000 in working capital. The Managing General Partner knows of no unusual contractual commitments. Although the Partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non producing properties, if any. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the Partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 153 "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 specifies the criteria required to record a nonmonetary asset exchange using carryover basis. SFAS 153 is effective for nonmonetary asset exchanges occurring after July 1, 2005. The Partnership will adopt this statement in the third quarter of 2005, and it is not expected to have a material effect on the financial statements when adopted.

In September 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 106 ("SAB 106"). SAB 106 expresses the SEC staff's views regarding SFAS No. 143 and its impact on both the full-cost ceiling test and the calculation of depletion expense. In accordance with SAB 106, beginning in the first quarter of 2005, undiscounted abandonment costs for wells to be drilled in the future to develop proved reserves should be included in the unamortized cost of oil and gas properties, net of related salvage value, for purposes of computing depreciation, depletion and amortization ("DD&A"). The effect of including undiscounted abandonment costs of future wells to the undiscounted cost of oil and gas properties may increase DD&A expense in future periods, however, the Partnership currently does not believe SAB 106 will have a material impact on our financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Partnership is not a party to any derivative or embedded derivative instruments.

Item 8.   Financial Statements and Supplementary Data

                      Index to Financial Statements

                                                                       Page

Report of Independent Registered Public Accounting Firm                 20

Balance Sheets                                                          21

Statements of Operations                                                22

Statement of Changes in Partners' Equity                                23

Statements of Cash Flows                                                24

Notes to Financial Statements                                           26

                     REPORT OF INDEPENDENT REGISTERED
                          PUBLIC ACCOUNTING FIRM

The Partners
Southwest Oil & Gas Income Fund X-B, L.P.
(A Delaware Limited Partnership)


We have audited the accompanying balance sheets of Southwest Oil & Gas Income Fund X-B, L.P. (the "Partnership") as of December 31, 2004 and 2003, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Oil & Gas Income Fund X-B, L.P. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 4 to the financial statements, the Partnership changed its method of computing depletion in 2002. Also, as discussed in Note 3 to the financial statements, the Partnership changed its method of accounting for asset retirement obligations as of January 1, 2003.






KPMG LLP
Dallas, Texas
March 26, 2005

                Southwest Oil & Gas Income Fund X-B, L.P.
                     (a Delaware limited partnership)
                              Balance Sheets
                        December 31, 2004 and 2003

                                   2004      2003
                                  -----     -----
Assets
---------

Current assets:
 Cash and cash equivalents    $  35,848    20,125
  Receivable  from  Managing     80,716    119,445
General Partner
                                 --------  --------
                                 ----      ----
   Total current assets          116,564   139,570
                                 --------  --------
                                 ----      ----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       4,166,45  4,137,21
                                 2         7
       Less      accumulated
depreciation,
         depletion       and     3,776,13  3,744,94
amortization                     8         8
                                 --------  --------
                                 ----      ----
      Net   oil   and    gas     390,314   392,269
properties
                                 --------  --------
                                 ----      ----
                              $  506,878   531,839
                                 =======   =======
Liabilities  and   Partners'
Equity
----------------------------
------------

Current     liability      -  $  570       584
distribution payable
                                 --------  --------
                                 ----      ----

Asset retirement obligation      143,329   136,486
                                 --------  --------
                                 ----      ----
Partners' equity:
 General partners                20,316    13,864
 Limited partners                342,663   380,905
                                 --------  --------
                                 ----      ----
   Total partners' equity        362,979   394,769
                                 --------  --------
                                 ----      ----
                              $  506,878   531,839
                                 =======   =======












                  The accompanying notes are an integral
                   part of these financial statements.

                Southwest Oil & Gas Income Fund X-B, L.P.
                     (a Delaware limited partnership)
                         Statements of Operations
               Years ended December 31, 2004, 2003 and 2002

                                     2004      2003      2002
                                    -----     -----     -----
Revenues
-------------
 Oil and gas income             $  800,150   551,029   444,032
 Interest from operations          408       306       174
 Other income                      631       2,503     -
                                   --------  --------  --------
                                   --        ----      --
                                   801,189   553,838   444,206
                                   --------  --------  --------
                                   --        ----      --
Expenses
------------
 Production                        323,161   494,660   238,543
  Depreciation, depletion  and     31,190    29,000    20,000
amortization
 Accretion expense                 6,899     46,548    -
 General and administrative        88,870    84,600    78,551
                                   --------  --------  --------
                                   --        ----      --
                                   450,120   654,808   337,094
                                   --------  --------  --------
                                   --        ----      --
Net    income   (loss)    from     351,069   (100,970  107,112
continuing operations                        )

Results    from   discontinued
operations -
  sale of oil and gas leases -     (27,318)  796,422   (14,242)
See Note 5
                                   --------  --------  --------
                                   --        ----      --
Net  income  before cumulative
effects
 of accounting changes             323,751   695,452   92,870

Cumulative effect of change in
accounting
  principle - SFAS No.  143  -     -         (577,292  -
See Note 3                                   )
Cumulative effect of change in
accounting principle
  - change in depletion method     -         -         (7,000)
- See Note 4
                                   --------  --------  --------
                                   --        ----      --
Net income                      $  323,751   118,160   85,870
                                   ======    =======   ======
Net income allocated to:
 Managing General Partner       $  31,945    15,134    11,688
                                   ======    =======   ======
 General Partner                $  3,549     1,682     1,299
                                   ======    =======   ======
 Limited partners               $  288,257   101,344   72,883
                                   ======    =======   ======
  Per limited partner unit
before discontinued
   operations and cumulative    $    28.73
effects                                      (8.61)    8.67
  Discontinued operations per       (2.26)    65.63     (1.33)
limited partner unit
    Cumulative   effects   per          -    (47.71)     (.65)
limited partner unit
                                   --------  --------  --------
                                   --        ----      --
  Per limited partner unit      $    26.47     9.31       6.69
                                   ======    =======   ======

                Southwest Oil & Gas Income Fund X-B, L.P.
                     (a Delaware limited partnership)
                 Statement of Changes in Partners' Equity
               Years ended December 31, 2004, 2003 and 2002

                       General   Limited
                       Partners  Partners   Total
                       --------  --------   -----
Balance         at  $  (6,219)   369,154   362,935
December 31, 2001

 Net income            12,987    72,883    85,870

 Distributions         (6,219)   (55,970)  (62,189)
                       --------  --------  --------
                       --        ----      ---
Balance         at     549       386,067   386,616
December 31, 2002

 Net income            16,816    101,344   118,160

 Distributions         (3,501)   (106,506  (110,007
                                 )         )
                       --------  --------  --------
                       --        ---       ---
Balance         at     13,864    380,905   394,769
December 31, 2003

 Net income            35,494    288,257   323,751

 Distributions         (29,042)  (326,499  (355,541
                                 )         )
                       --------  --------  --------
                       --        ---       ---
Balance         at  $  20,316    342,663   362,979
December 31, 2004
                       ======    =======   ======

























                  The accompanying notes are an integral
                   part of these financial statements.

                Southwest Oil & Gas Income Fund X-B, L.P.
                     (a Delaware limited partnership)
                         Statements of Cash Flows
               Years ended December 31, 2004, 2003 and 2002

                                      2004      2003      2002
                                      -----     -----     -----
Cash    flows   from   operating
activities:
  Cash received from oil and gas $  782,754   583,086   404,361
sales
   Cash   paid   for  production
expense, administrative
     fees   and   general    and    (355,275  (650,594  (309,427
administrative overhead             )         )         )
 Cash received from discontinued    (27,318)  (12,063)  (14,242)
operations
 Interest received                  408       306       174
                                    --------  --------  --------
                                    ----      ----      -----
  Net cash provided by (used in)    400,569   (79,265)  80,866
operating activities
                                    --------  --------  --------
                                    ----      ----      -----
Cash  flows  used  in  investing
activities:
   Additions  to  oil  and   gas    (29,291)  (45,549)  (16,534)
properties
 Sale of oil and gas properties     -         239,402   -
                                    --------  --------  --------
                                    ----      ----      -----
  Net cash (used in) provided by    (29,291)  193,853   (16,534)
investing activities
                                    --------  --------  --------
                                    ----      ----      -----
Cash  flows  used  in  financing
activities:
 Distributions to partners          (355,555  (109,710  (62,275)
                                    )         )
                                    --------  --------  --------
                                    ----      ----      -----
Net  increase in cash  and  cash    15,723    4,878     2,057
equivalents

Beginning of period                 20,125    15,247    13,190
                                    --------  --------  --------
                                    ----      ----      -----
End of period                    $  35,848    20,125    15,247
                                    =======   =======   =======
                                                        (continu
                                                        ed)

                Southwest Oil & Gas Income Fund X-B, L.P.
                     (a Delaware limited partnership)
                         Statements of Cash Flows
               Years ended December 31, 2004, 2003 and 2002

                                      2004      2003      2002
                                      -----     -----     -----
Reconciliation of net income  to
net
  cash  (used  in ) provided  by
operating activities:

Net income                       $  323,751   118,160   85,870

Adjustments  to  reconcile   net
income to
  net cash (used in) provided by
operating activities:
   Depreciation,  depletion  and    31,190    29,000    20,000
amortization
 Accretion expense                  6,899     46,548    -
  Cumulative effect of change in    -         577,292   7,000
accounting principle
 Gain on sale of properties         -         (784,359  -
                                              )
    (Increase)    decrease    in    (18,027)  29,554    (39,671)
receivables
 Increase (decrease) in payables    56,756    (95,460)  7,667
                                    --------  --------  --------
                                    ----      -----     -----
Net  cash provided by (used  in) $  400,569   (79,265)  80,866
operating activities
                                    =======   =======   =======
Noncash investing and financing
activities:
   Increase  in  oil   and   gas
properties - adoption
  of SFAS No. 143                $  -         174,419   -
                                    =======   =======   =======
   Increase  in  oil   and   gas
properties  - SFAS No. 143
  Add new well                   $  75        -         -
                                    =======   =======   =======
  Decrease  in asset  retirement
obligation - SFAS No. 143
  sale of properties             $  -         605,481   -
                                    =======   =======   =======
   Decrease  in  oil   and   gas
properties - SFAS No. 143
  Plug and abandon wells         $  131       -         -
                                    =======   =======   =======


















                  The accompanying notes are an integral
                   part of these financial statements.

                Southwest Oil & Gas Income Fund X-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

1.   Organization
     Southwest Oil & Gas Income Fund X-B, L.P. was organized under the laws of the state of Delaware on November 27, 1990 for the purpose of acquiring producing oil and gas properties and to produce and market crude oil and natural gas produced from such properties for a term of 50 years, unless terminated at an earlier date as provided for in the Partnership Agreement. The Partnership sells its oil and gas production to a variety of purchasers with the prices it receives being dependent upon the oil and gas economy. Southwest Royalties, Inc., a wholly owned subsidiary of Clayton Williams Energy, Inc., serves as the Managing General Partner. Revenues, costs and expenses are allocated as follows:

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

     Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of December 31, 2004, 2003 and 2002 the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

     Estimates and Uncertainties
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Partnership's depletion calculation and full-cost ceiling test for oil and gas properties uses oil and gas reserves estimates, which are inherently imprecise. Actual results could differ from those estimates.

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

     Gas Balancing
     The Partnership utilizes the sales method of accounting for gas-balancing arrangements. Under this method the Partnership recognizes sales revenue on all gas sold. As of December 31, 2004 and 2003, there were no significant amounts of imbalance in terms of units or value.

     Income Taxes
     No provision for income taxes is reflected in these financial statements, since the tax effects of the Partnership's income or loss are passed through to the individual partners.

     In   accordance  with  the  requirements  of  Statement  of  Financial
     Accounting Standards No. 109, "Accounting for Income Taxes" the Partnership's tax basis in its net oil and gas properties at December 31, 2004 and 2003 is $185,510 and $105,841 less than that shown on the accompanying Balance Sheets in accordance with generally accepted accounting principles.

     Cash and Cash Equivalents
     For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Partnership maintains its cash at one financial institution.

     Number of per Limited Partner Units
     As of December 31, 2004, 2003 and 2002, there were 10,889 limited partner units outstanding held by 521, 520 and 527 partners.

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

`               Southwest Oil & Gas Income Fund X-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

2.   Summary of Significant Accounting Policies- continued

     Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 153 "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 specifies the criteria required to record a nonmonetary asset exchange using carryover basis. SFAS 153 is effective for nonmonetary asset exchanges occurring after July 1, 2005. The Partnership will adopt this statement in the third quarter of 2005, and it is not expected to have a material effect on the financial statements when adopted.

     In September 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 106 ("SAB 106"). SAB 106 expresses the SEC staff's views regarding SFAS No. 143 and its impact on both the full-cost ceiling test and the calculation of depletion expense. In accordance with SAB 106, beginning in the first quarter of 2005, undiscounted abandonment costs for wells to be drilled in the future to develop proved reserves should be included in the unamortized cost of oil and gas properties, net of related salvage value, for purposes of computing depreciation, depletion and amortization ("DD&A"). The effect of including undiscounted abandonment costs of future wells to the undiscounted cost of oil and gas properties may increase DD&A expense in future periods, however, the Partnership currently does not believe SAB 106 will have a material impact on our financial statements.

     Depletion Policy
     In 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. (See Note 4)

3.   Cumulative effect of change in accounting principle - SFAS No. 143
     On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $174,419, a long term liability of approximately $751,711 and a loss of approximately $577,292 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At December 31, 2004, the asset retirement obligation was $143,329. The increase in the balance from January 1, 2004 is accretion expense of $6,899 and $75 for the addition of a well partially offset by $130 for plug and abandonment of wells. The pro forma amounts of the asset retirement obligation as of December 31, 2002, were approximately $751,711. The pro forma amounts of the asset retirement obligation were measured using information, assumptions and interest rates as of the adoption date of January 1, 2003.

                                     2002
                                    -----
Pro   forma  amounts  assuming
change is applied
 retroactively:
  Net income before cumulative
effect
    for  change  in  depletion  $  37,544
method
                                   ======
   Per  limited  partner  unit  $     2.76
(10,889.0 units)
                                   ======
 Net income                     $  30,544
                                   ======
   Per  limited  partner  unit  $     2.12
(10,889.0 units)
                                   ======

                Southwest Oil & Gas Income Fund X-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

4. Cumulative effect of a change in accounting principle - change in depletion method
     In 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. The Partnership adopted the units-of-production method through the recording of a cumulative effect of a change in accounting principle in the amount of $7,000 effective as of January 1, 2002. The Partnership's depletion for the years subsequent to 2001 has been calculated using the units-of-production method.

5.   Discontinued Operations - Sale of oil and gas leases
     During 2003, the Partnership sold its interest in certain oil wells for $239,402 in sales proceeds and retired $605,481 of asset retirement obligation associated with the properties. The Partnership recognized a gain of $784,359 on the sale. Pursuant to the requirements of SFAS No. 144, the historical operating results from these properties have been reported as discontinued operations in the accompanying statements of operations. The following table summarizes certain historical operating information related to the discontinued operations:

                                  2004       2003       2002

           Revenues             $    -                324,200
                                           353,546
           Operating expenses   27,318     341,483    338,442
           Gain on sale         -          784,359    -
                                ---------  ---------  ----------
                                ---        ---       --
           Income (loss) from
             discontinued       $(27,3                (14,242)
           operations           18)        796,422
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

                Southwest Oil & Gas Income Fund X-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

6.   Commitments and Contingent Liabilities
     The Managing General Partner has the right, but not the obligation, to purchase limited partnership units should an investor desire to sell. The value of the unit is determined by adding the sum of (1) current assets less liabilities and (2) the present value of the future net revenues attributable to proved reserves and by discounting the future net revenues at a rate not in excess of the prime rate charged by Bank One, a division of JP Morgan Chase Bank, N.A. plus one percent (1%), which value shall be further reduced by a risk factor discount of no more than one-third (1/3) to be determined by the Managing General Partner in its sole and absolute discretion.

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

     As of December 31, 2004, the Partnership has not been fined, cited or notified of any environmental violations and management is not aware of any unasserted violations, which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry. However, the Managing General Partner does recognize by the very nature of its business, material costs could be incurred in the near term to bring the Partnership into total compliance. The amount of such future expenditures is not reliably determinable due to several factors, including the unknown magnitude of possible contaminations, the unknown timing and extent of the corrective actions which may be required, the determination of the Partnership's liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnifications from prior owners of Partnership's properties.

7.   Related Party Transactions
     A significant portion of the oil and gas properties in which the Partnership has an interest are operated by and purchased from the Managing General Partner. As provided for in the operating agreement for each respective oil and gas property in which the Partnership has an interest, the operator is paid an amount for administrative overhead attributable to operating such properties, with such amounts to Southwest Royalties, Inc. as operator approximating $50,300 $115,200 and $145,200 for the years ended December 31, 2004, 2003 and 2002, respectively. In addition, the Managing General Partner and certain officers and employees may have an interest in some of the properties that the Partnership also participates.

     Southwest Royalties, Inc., the Managing General Partner, was paid $72,000 during 2004, 2003 and 2002, as an administrative fee for reimbursement of indirect general and administrative overhead expenses. The administrative fees are included in general and administrative expense on the statement of operations.

     Receivables from Southwest Royalties, Inc., the Managing General Partner, of approximately $80,700 and $119,400 are from oil and gas production, net of lease operating costs and production taxes, as of December 31, 2004 and 2003, respectively.

                Southwest Oil & Gas Income Fund X-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

8.   Oil and Gas Reserves Information (unaudited)
     The estimates of proved oil and gas reserves utilized in the preparation of the financial statements were prepared by independent petroleum engineers. Such estimates are in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board, which require that reserve reports be prepared under economic and operating conditions existing at the registrant's year end with no provision for price and cost escalations except by contractual arrangements. Future cash inflows were computed by applying year-end prices to the year-end quantities of proved reserves. Future development, abandonment and production costs were computed by estimating the expenditures to be incurred in developing, producing, and abandoning proved oil and gas reserves at the end of the year, based on year-end costs. All of the
     Partnership's reserves are located in the United States. For information about the Partnership's results of operations from oil and gas producing activities, see the accompanying statements of operations.

     The Partnership's interest in proved oil and gas reserves is as follows:

                                Oil       Gas
                               (bbls)    (mcf)
                              --------  --------
                               -----     -----
Total Proved -


January 1, 2002               159,000   335,000

  Revisions of estimates  in  71,000    61,000
place
  Production from continuing  (12,000)  (45,000)
operations
       Production       from  (16,000)  -
discontinued operations
                              --------  --------
                              --        ---
December 31, 2002             202,000   351,000

 Sales of reserves in place   (34,000)  -
  Revisions of estimates  in  (3,000)   213,000
place
  Production from continuing  (11,000)  (43,000)
operations
       Production       from  (13,000)  -
discontinued operations
                              --------  --------
                              --        ---
December 31, 2003             141,000   521,000

  Revisions of estimates  in  60,000    30,000
place
  Production from continuing  (13,000)  (49,000)
operations
                              --------  --------
                              --        ---
December 31, 2004             188,000   502,000
                              ======    ======
Proved developed reserves -

December 31, 2002             171,000   334,000
                              ======    ======
December 31, 2003             114,000   413,000
                              ======    ======
December 31, 2004             161,000   393,000
                              ======    ======

                Southwest Oil & Gas Income Fund X-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

8.   Oil and Gas Reserves Information (unaudited) - continued
     Oil price adjustments were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The results of the reserve report as of December 31, 2004, 2003 and 2002 are an average price of $41.99, $31.63 and $28.99 per barrel.

     Gas price adjustments were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results of the reserve report as of December 31, 2004, 2003 and 2002 are an average price of $5.25, $5.68 and $4.11 per Mcf.

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

                Southwest Oil & Gas Income Fund X-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

8.   Oil and Gas Reserves Information (unaudited) - continued
     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 2004, 2003 and 2002 is presented below:

                              2004      2003      2002
                              ----      ----      ----

Future cash inflows      $  10,516,0  7,406,00  7,278,00
                            00        0         0
Production, development
and
 abandonment costs          4,904,00  3,299,00  3,980,00
                            0         0         0
                            --------  --------  --------
                            ----      -----     ----
Future net cash flows       5,612,00  4,107,00  3,298,00
                            0         0         0
10% annual discount for
estimated
 timing of cash flows       2,695,00  1,671,00  1,290,00
                            0         0         0
                            --------  --------  --------
                            ----      ----      ----
Standardized measure of
discounted
 future net cash flows   $  2,917,00  2,436,00  2,008,00
                            0         0         0
                            =======   =======   =======

     Changes in the standardized measure of discounted future net cash flows relating to proved reserves for the years ended December 31, 2004, 2003 and 2002 are as follows:

                              2004      2003      2002
                              ----      ----      ----
Sales  of oil  and  gas
produced,
   net   of  production  $  (450,000  (89,000)  (208,000
costs                       )                   )
Changes  in prices  and     316,000   301,000   650,000
production costs
Changes  of  production
rates
 (timing) and others        (327,000  (220,000  52,000
                            )         )
Revisions of previous
 quantities estimates       698,000   309,000   626,000
Accretion of discount       244,000   201,000   81,000
Sales  of  minerals  in     -         (74,000)  -
place
Discounted future net
 cash flows -
Beginning of year           2,436,00  2,008,00  807,000
                            0         0
                            --------  --------  --------
                            ----      ----      ----
End of year              $  2,917,00  2,436,00  2,008,00
                            0         0         0
                            =======   =======   =======

                Southwest Oil & Gas Income Fund X-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

9.   Selected Quarterly Financial Results - (unaudited)

                                               Quarter
                                -------------------------------------
                                -------------------------------------
                                                 ---
                                  First     Second    Third    Fourth
                                 ------    -------   -------  -------
                                             ----                --
2004:
 Total revenues               $ 159,732    184,743  216,060   240,654
 Total expenses                 118,062    112,150  106,710   113,198
                                ---------  -------  --------  -------
                                ---        -----    ----      -----
  Net  income from continuing   41,670     72,593   109,350   127,456
operations
   Results   of  discontinued   (28,280)   962      -         -
operations
                                ---------  -------  --------  -------
                                ---        -----    ----      -----
 Net income                   $ 13,390     73,555   109,350   127,456
                                =======    =======  =======   =======
Per   limited  partner   unit
amounts:
   Net income from continuing $   3.37                          10.47
operations                                 5.93     8.96
  Discontinued operations       (2.34)        .08        -         -
                                ---------  -------  --------  -------
                                ---        -----    ----      -----
   Net   income  per  limited $   1.03
partners unit                              6.01     8.96      10.47
                                =======    =======  =======   =======

                                               Quarter
                                -------------------------------------
                                -------------------------------------
                                                 ---
                                  First     Second    Third    Fourth
                                 ------    -------   -------  -------
                                             ----                --
2003:
 Total revenues               $ 165,719    150,282  139,285   98,552
 Total expenses                 123,122    189,487  165,948   176,251
                                ---------  -------  --------  -------
                                ---        -----    ----      -----
   Net   income  (loss)  from   42,597     (39,205  (26,663)  (77,699
continuing operations                      )                  )
  Results  from  discontinued   (7,233)    (3,518)  (5,774)   812,947
operations
  Cumulative effect of change
in accounting
  principle - SFAS No. 143      (577,292)  -        -         -
                                ---------  -------  --------  -------
                                ---        -----    ----      -----
 Net income (loss)            $ (541,928)  (42,723  (32,437)  735,248
                                           )
                                =======    =======  =======   =======
  Per  limited  partner  unit
amounts:
    Net  income  (loss)  from $   3.45                         (6.47)
continuing operations                      (3.32)   (2.27)
  Discontinued operations       (.64)       (.35)
                                                    (.54)     67.16
  Cumulative effects            (47.71)         -        -         -
                                ---------  -------  --------  -------
                                ---        -----    ----      -----
   Net   income  (loss)   per $ (44.90)
limited partners unit                      (3.67)   (2.81)    60.69
                                =======    =======  =======   =======

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

The Managing General Partner has established disclosure controls and procedures that are adequate to provide reasonable assurance that management will be able to collect, process and disclose both financial and non-financial information, on a timely basis, in the Partnership's reports to the SEC. Disclosure controls and procedures include all processes necessary to ensure that material information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to management, including our chief executive and chief financial officers, to allow timely decisions regarding required disclosures.

     With respect to these disclosure controls and procedures:

          management has evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report;

          this evaluation was conducted under the supervision and with the participation of management, including the chief executive and chief financial officers of the Managing General Partner; and

          it is the conclusion of chief executive and chief financial officers of the Managing General Partner that these disclosure controls and procedures are effective in ensuring that information that is required to be disclosed by the Partnership in reports filed or submitted with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms established by the SEC.

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.  Other Information

None.

                                 Part III

Item 10.  Directors and Executive Officers of the Registrant

Management of the Partnership is provided by Southwest Royalties, Inc., as Managing General Partner. Since the Managing General Partner is a wholly owned subsidiary of CWEI, the directors of the Managing General Partner are elected by management of CWEI. Each director the Managing General Partner serves for a term of one year. Following is certain information concerning each of the directors and executive officers of the Managing General Partner.

CLAYTON W. WILLIAMS, age 73, is Chairman of the Board and a director of the Managing General Partner, having served in this capacity since May 2004. Mr. Williams also serves as Chairman of the Board, President, Chief Executive Officer and a director of CWEI.

L. PAUL LATHAM, age 53, is President, Chief Executive Officer and a director of the Managing General Partner, having served in this capacity since May 2004. Mr. Latham also serves as Executive Vice President, Chief Operating Officer and a director of CWEI.

MEL G. RIGGS, age 50, is Vice President, Chief Financial Officer, Treasurer and a director of the Managing General Partner, having served in this capacity since May 2004. Mr. Riggs also serves as Senior Vice President and Chief Financial Officer of CWEI.

JERRY F. GRONER, age 42, is Vice President - Land and Lease Administration of the Managing General Partner, having served in this capacity since May 2004. Mr. Groner also serves as Vice President - Land and Lease Administration of CWEI.

D. GREGORY BENTON, age 43, is Vice President - Engineering of the Managing General Partner, having served in this capacity since May 2004. Mr. Benton also serves as Exploitation Manager of CWEI.

ROBERT C. LYON, age 68, is Vice President - Gas Gathering and Marketing of the Managing General Partner, having served in this capacity since May 2004. Mr. Lyon also serves as Vice President - Gas Gathering and Marketing of CWEI.

T.  MARK  TISDALE, age 48, is Vice President and Secretary of the  Managing
General  Partner,  having  served in this capacity  since  May  2004.   Mr.
Tisdale also serves as Vice President and General Counsel of CWEI.

There are no family relationships among the directors and officers of the Managing General Partner except that Mr. Groner is the son-in-law of Mr. Williams.

Code of Ethics

As a wholly owned subsidiary of CWEI, the Managing General Partner is subject to a Code of Conduct and Ethics ("Code") that applies to all directors, executive officers and employees of CWEI and the Managing General Partner. This Code assists employees in complying with the law, in resolving ethical issues that may arise, and in complying with policies established by CWEI. This Code is also designed to promote, among other things, ethical handling of actual or apparent conflicts of interest; full, fair, accurate and timely disclosure in filings with the SEC; compliance with law; and prompt internal reporting of violations of the Code. This Code is available on the website of CWEI at www.claytonwilliams.com under "Investor Relations/Documents".

Item 11.  Executive Compensation

The Partnership does not employ any directors, executive officers or employees. The Managing General Partner receives an administrative fee for the management of the Partnership. The Managing General Partner received, as an administrative fee, $72,000 during 2004, 2003 and 2002. The executive officers of the Managing General Partner do not receive any form of compensation, from the Partnership; instead, their compensation is paid solely by Southwest. The executive officers, however, may occasionally perform administrative duties for the Partnership but receive no additional compensation for this work.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

There are no limited partners who own of record, or are known by the Managing General Partner to beneficially own, more than five percent of the Partnership's limited partnership interests, other than the Managing General Partner.

Through repurchase offers to the limited partners, the Managing General Partner owns 289.5 limited partner units, a 2.4% limited partner interest. The Managing General Partner's total percentage interest ownership in the Partnership is 12.4%.

No officer or director of the Managing General Partner directly owns units in the Partnership. CWEI is considered to be a beneficial owner of the limited partner units acquired by the Managing General Partner by virtue of its ownership of the Managing General Partner. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the limited partner units.

Item 13.  Certain Relationships and Related Transactions

In 2004, the Managing General Partner received $72,000 as an administrative
fee.   This  amount  is  part  of the general and  administrative  expenses incurred by the Partnership.

In some instances the Managing General Partner and its affiliates may be working interest owners in an oil and gas property in which the Partnership also has a working interest. Certain properties in which the Partnership has an interest are operated by the Managing General Partner, who was paid approximately $50,300 for administrative overhead attributable to operating such properties during 2004.

The terms of the above transactions are similar to ones, which would have been obtained through arm's length negotiations with unaffiliated third parties.

Item 14.  Principal Accounting Fees and Services

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Partnership's annual financial statements for the years ended December 31, 2004 and 2003 and fees billed for other services rendered by KPMG during those periods.

 For the Year Ended December     2004      2003
             31,
                               -------    ------
Audit Fees                     $12,865   $
                                         8,499
Audit Related Fees                  -
                                         -
Tax Fees                            -
                                         -
All Other Fees                      -
                                         -
                                 ------    ------
                               -----     -----
    TOTAL                      $12,865   $
                                         8,499
                                ======
                                         ======

The Audit Committee of CWEI reviewed and approved, in advance, all audit and non-audit services provided by KPMG LLP.

                                 Part IV


Item 15.  Exhibits and Financial Statement Schedules

          (a)(1)  Financial Statements:

                  Included in Part II of this report --

                  Report of Independent Registered Public Accounting Firm Balance Sheets
                  Statements of Operations
                  Statement of Changes in Partners' Equity
                  Statements of Cash Flows
                  Notes to Financial Statements

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

                31.1      Rule 13a-14(a)/15d-14(a) Certification
                31.2      Rule 13a-14(a)/15d-14(a) Certification
                 32.1 Certification of Chief Executive Officer and Chief Financial Officer
                           Pursuant  to 18 U.S.C. Section 1350, as  adopted
                    Pursuant to Section
                          906 of the Sarbanes-Oxley Act of 2002

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


                                 Southwest Oil & Gas Income Fund X-B, L.P.,
                          a
                          Delaware limited partnership


                                        By:    Southwest  Royalties,  Inc.,
                                 Managing
                                   General Partner


                          By:    /s/ L. Paul Latham
                                 L. Paul Latham
                                 President and Chief Executive Officer


                          Date:  March 31, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Clayton W Williams                       /s/ L. Paul Latham
Clayton     W.    Williams,                  L.      Paul     Latham,
Chairman of the Board                        President and a Director
and a Director

Date:     March 31, 2005                     Date:     March 31, 2005




/s/ Mel G. Riggs
Mel    G.    Riggs,    Vice
President - Finance,
Treasurer and a Director

Date:     March 31, 2005

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


Date:  March 31, 2005              /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest  Oil & Gas Income  Fund  X-B,
L.P.

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


Date:  March 31, 2005              /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest  Oil & Gas Income  Fund  X-B,
L.P.

                                                               Exhibit 32.1

               CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                          CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. 1350 and in connection with the accompanying report on Form 10-K for the period ended December 31, 2004 that is being filed concurrently with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of Southwest Oil & Gas Income Fund X-B, L.P. (the "Company"), hereby certifies that:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2.   The  information contained in the Report fairly presents, in  all
          material  respects,  the  financial  condition  and  results   of
          operation of the Company.


                                   /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                        of Southwest Royalties, Inc., the
                                        Managing General Partner of
                                         Southwest Oil & Gas Income Fund X-
                                   B, L.P.

                                   March 31, 2005


                                   /s/ Mel G. Riggs
                                   Mel G. Riggs
                                   Vice   President  and  Chief   Financial
                                   Officer of
                                        Southwest Royalties, Inc., the
                                        Managing General Partner of
                                         Southwest Oil & Gas Income Fund X-
                                   B, L.P.

                                   March 31, 2005