Form 10-Q
period 2005-03-31
SOUTHWEST OIL & GAS INCOME FUND X-B LP
filed 2005-05-16
CIK 859906

1 of 5
                                FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

                              (432) 682-6324
                      (Registrant's telephone number,
                           including area code)

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

        The total number of pages contained in this report is 21.

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

     Mcf. One thousand cubic feet.

     Net Profits Interest. An agreement whereby the owner receives a specified percentage of the defined net profits from a producing property in exchange for consideration paid. The net profits interest owner will not otherwise participate in additional costs and expenses of the property.

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

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2004, which are found in the Registrant's Form 10-K Report for 2004 filed with the Securities and Exchange Commission. The December 31, 2004 balance sheet included herein has been taken from the Registrant's 2004 Form 10-K Report. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund X-B, L.P.
                              Balance Sheets


                                  March    December
                                   31,       31,
                                   2005      2004
                                  -----     -----
                                 (unaudit
                                   ed)
Current assets:
 Cash and cash equivalents    $  30,755    35,848
  Receivable  from  Managing     65,759    80,716
General Partner
                                 --------  --------
                                 ----      ----
   Total current assets          96,514    116,564
                                 --------  --------
                                 ----      ----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       4,167,07  4,166,45
                                 8         2
       Less      accumulated
depreciation,
         depletion       and     3,782,39  3,776,13
amortization                     6         8
                                 --------  --------
                                 ----      ----
      Net   oil   and    gas     384,682   390,314
properties
                                 --------  --------
                                 ----      ----
                              $  481,196   506,878
                                 =======   =======
Liabilities  and   Partners'
Equity
----------------------------
------------

Current     liability      -  $  545       570
distribution payable
                                 --------  --------
                                 ----      ----

Asset retirement obligation      143,516   143,329
                                 --------  --------
                                 ----      ----
Partners' equity:
 General partners                18,357    20,316
 Limited partners                318,778   342,663
                                 --------  --------
                                 ----      ----
   Total partners' equity        337,135   362,979
                                 --------  --------
                                 ----      ----
                              $  481,196   506,878
                                 =======   =======
















                  The accompanying notes are an integral
                    part of these financial statements.

                Southwest Oil & Gas Income Fund X-B, L.P.
                         Statements of Operations
                               (unaudited)

                                    Three Months Ended
                                        March 31,
                                      2005      2004
                                     -----     -----
Revenues
-------------
 Oil and gas                     $  224,689   159,382
 Interest                           187       100
 Other                              -         250
                                    --------  --------
                                    --        --
                                    224,876   159,732
                                    --------  --------
                                    --        --
Expenses
------------
 Production                         90,584    85,616
  Depreciation,  depletion  and     6,258     8,000
amortization
  Accretion of asset retirement     1,828     2,730
obligation
 General and administrative         22,050    21,716
                                    --------  --------
                                    --        --
                                    120,720   118,062
                                    --------  --------
                                    --        --
Net   income   from   continued     104,156   41,670
operations

Results    from    discontinued
operations -
  sale of oil and gas leases  -     -         (28,280)
See Note 3
                                    --------  --------
                                    --        --
Net income                       $  104,156   13,390
                                    ======    ======
Net income allocated to:
 Managing General Partner        $  9,937     1,925
                                    ======    ======
 General partner                 $  1,104     214
                                    ======    ======
 Limited partners                $  93,115    11,251
                                    ======    ======
    Per  limited  partner  unit
before discontinued
    operations                   $     8.55
                                              3.37
   Discontinued operations  per           -    (2.34)
limited partner unit
                                    --------  --------
                                    --        --
  Per limited partner unit       $     8.55      1.03
                                    ======    ======










                  The accompanying notes are an integral
                    part of these financial statements.

                Southwest Oil & Gas Income Fund X-B, L.P.
                         Statements of Cash Flows
                               (unaudited)

                                      Three Months Ended
                                          March 31,
                                        2005      2004
                                       -----     -----
Cash    flows   from    operating
activities:

 Cash from oil and gas sales       $  239,646   204,929
 Cash paid to suppliers               (114,275  (107,332
                                      )         )
  Cash received from discontinued     -         (28,280)
operations
 Interest received                    187       100
 Other                                -         250
                                      --------  --------
                                      ---       ---
   Net cash provided by operating     125,558   69,667
activities
                                      --------  --------
                                      ---       ---
Cash   flows  used  in  investing
activities:

   Additions  to  oil   and   gas     (626)     (1,700)
properties
                                      --------  --------
                                      ---       ---
Cash    flows   from    financing
activities:

 Distributions to partners            (130,000  (65,506)
                                      )
     Increase    (decrease)    in     (25)      115
distribution payable
                                      --------  --------
                                      ---       ---
   Net  cash  used  in  financing     (130,025  (65,391)
activities                            )
                                      --------  --------
                                      ---       ---
Net  (decrease) increase in  cash     (5,093)   2,576
and cash equivalents

 Beginning of period                  35,848    20,125
                                      --------  --------
                                      ---       ---
 End of period                     $  30,755    22,701
                                      ======    ======
Reconciliation of net  income  to
net cash
     provided     by    operating
activities:

Net income                         $  104,156   13,390

Adjustments   to  reconcile   net
income to net cash
     provided     by    operating
activities:

   Depreciation,  depletion   and     6,258     8,000
amortization
  Accretion  of asset  retirement     1,828     2,730
obligation
 Adjust asset retirement for plug
and
  abandonment wells                   (1,641)   -
 Decrease in receivables              14,957    45,547
 Increase in payables                 -         -
                                      --------  --------
                                      ---       ---
Net  cash  provided by  operating  $  125,558   69,667
activities
                                      ======    ======


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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 2005, and for the three months ended March 31, 2005, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

     In September 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 106 ("SAB 106"). SAB 106 expresses the SEC staff's views regarding SFAS No. 143 and its impact on both the full-cost ceiling test and the calculation of depletion expense. In accordance with SAB 106, beginning in the first quarter of 2005, undiscounted abandonment costs for wells to be drilled in the future to develop proved reserves are included in the unamortized cost of oil and gas properties, net of related salvage value, for purposes of computing depreciation, depletion and amortization ("DD&A"). The implementation of SAB 106 did not have a material impact on our financial statements.

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

                                  Three
                                 months
                                  ended
                                March 31,
                                  2004

           Revenues             $    -
           Operating expenses   28,280
                                ---------
                                ---
           Loss from
             discontinued       $(28,2
           operations           80)
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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of March 31, 2005, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

Results of Operations

General Comparison of the Quarters Ended March 31, 2005 and 2004

The following table provides certain information regarding performance factors for the quarters ended March 31, 2005 and 2004:

                               Three Months
                                  Ended         Percenta
                                                   ge
                                March 31,       Increase
                              2005      2004    (Decreas
                                                   e)
                             -----      ----    --------
                                                   --
Oil    production    in     3,400     3,270     4%
barrels
Gas production in mcf       11,485    10,200    13%
Total BOE                   5,314     4,970     7%
Average    price    per  $    49.22             50%
barrel of oil                         32.91
Average  price per  mcf  $     4.99             (2%)
of gas                                5.07
Oil and gas revenue      $  224,689   159,382   41%
Production expense       $  90,584    85,616    6%
Partnership              $  130,000   65,506    98%
distributions
Limited         partner  $  117,000   65,506    79%
distributions
Per  unit  distribution
to limited
 partners                $    10.74             79%
                                      6.02

Number    of    limited     10,889    10,889
partner units

Revenues

The Partnership's oil and gas revenues increased to $224,689 from $159,382 for the quarters ended March 31, 2005 and 2004, respectively, an increase of 41%. The principal factors affecting the comparison of the quarters ended March 31, 2005 and 2004 are as follows:

The average price for a barrel of oil received by the Partnership increased during the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004 by 50%, or $16.31 per barrel, resulting in an increase of approximately $55,500 in revenues. Oil sales represented 74% of total oil and gas sales during the quarters ended March 31, 2005 as compared to 68% during the quarter ended March 31, 2004.

The average price for an mcf of gas received by the Partnership decreased during the same period by 2%, or $.08 per mcf, resulting in a decrease of approximately $1,000 in revenues.

The net total increase in revenues due to the change in prices received from oil and gas production is approximately $54,500. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

Oil production increased approximately 130 barrels or 4% during the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004, resulting in an increase of approximately $4,300 in revenues.

Gas production increased approximately 1,285 mcf or 13% during the same period, resulting in an increase of approximately $6,500 in revenues.

The  total  increase  in  revenues  due to  the  change  in  production  is
approximately  $10,800.   The  increase  in  gas  volumes  is  due  to  the
reactivation of a gas well.

Costs and Expenses

Total costs and expenses increased to $120,720 for the quarter ended March 31, 2005 from $118,062 for the same period in 2004. This represents an increase of 2%. The increase is a result of the higher depletion expense, lease operating expense and general and administrative expense, partially offset by a decrease in accretion expense.

Lease operating costs and production taxes were 6% higher, or approximately $5,000 more during the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004.

General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 1% or approximately $300 during the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004.

Depletion expense decreased to $6,258 for the quarter ended March 31, 2005 from $8,000 for the same period in 2004. This represents an decrease of 22%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the quarter ended March 31, 2005, which was $1.18 applied to 5,314 BOE as compared to $1.61 applied to 4,970 BOE for the same period in 2004. The lower depletion rate in 2005 is due to the upward revision in reserve estimates resulting from higher oil and gas prices.

Accretion expense decreased to $1,828 for the quarter ended March 31, 2005 from $2,730 for the same period in 2004. This represents a decrease of 33%. The decrease in accretion is from discontinuing accretion on several wells that reached their projected end of life in 2004.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $125,600 in the quarter ended March 31, 2005 as compared to approximately $69,700 in the quarter ended March 31, 2004.

Cash flows used in investing activities were approximately $600 in the quarter ended March 31, 2005 as compared to approximately $1,700 in the quarter ended March 31, 2004. The principle use of the 2005 cash flow from investing activities was the addition to oil and gas properties.

Cash flows used in financing activities were approximately $130,000 in the quarter ended March 31, 2005 as compared to approximately $65,400 in the quarter ended March 31, 2004. The only use in financing activities was the distribution to partners.

Total distributions during the quarter ended March 31, 2005 were $130,000 of which $117,000 ($10.74 per unit) was distributed to the limited partners and $13,000 to the general partners. Total distributions during the quarter ended March 31, 2004 were $65,506 of which $65,506 ($6.02 per unit) was distributed to the limited partners.

The  sources  for  the  2005 distributions of $130,000  were  oil  and  gas operations of approximately $125,600, and the change in oil and gas properties of approximately $(600), with the balance from available cash on hand at the beginning of the period. The sources for the 2004 distributions of $65,500 were oil and gas operations of approximately $69,700 and the change of oil and gas properties of approximately $(1,700), resulting in excess cash for contingencies or subsequent distributions.

Cumulative cash distributions of $6,088,119 have been made to the general and limited partners. As of March 31, 2005, $5,519,774 or $506.91 per limited partner unit has been distributed to the limited partners, representing a 101% return of the capital contributed.

As of March 31, 2005, the Partnership had approximately $96,000 in working capital. The Managing General Partner knows of no unusual contractual commitments. Although the partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non-producing properties, if any. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

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

In September 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 106 ("SAB 106"). SAB 106 expresses the SEC staff's views regarding SFAS No. 143 and its impact on both the full-cost ceiling test and the calculation of depletion expense. In accordance with SAB 106, beginning in the first quarter of 2005, undiscounted abandonment costs for wells to be drilled in the future to develop proved reserves are included in the unamortized cost of oil and gas properties, net of related salvage value, for purposes of computing depreciation, depletion and amortization ("DD&A"). The implementation of SAB 106 did not have a material impact on our financial statements.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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





Date:  May 16, 2005

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


Date:  May 16, 2005                /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest  Oil & Gas Income  Fund  X-B,
L.P.

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


Date:  May 16, 2005                /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest  Oil & Gas Income  Fund  X-B,
L.P.

                                                               Exhibit 32.1

               CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                          CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. 1350 and in connection with the accompanying report on Form 10-Q for the period ended March 31, 2005 that is being filed concurrently with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of Southwest Oil & Gas Income Fund X-B, L.P. (the "Company"), hereby certifies that:

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

                                   May 16, 2005


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

                                   May 16, 2005