Form 10-Q
period 2005-06-30
SOUTHWEST OIL & GAS INCOME FUND X-B LP
filed 2005-08-15
CIK 859906

19
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2004, which are found in the Registrant's Form 10-K Report for 2004 filed with the Securities and Exchange Commission. The December 31, 2004 balance sheet included herein has been taken from the Registrant's 2004 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund X-B, L.P.
                              Balance Sheets

                                 June 30,  December
                                             31,
                                   2005      2004
                                  -----     -----
                                 (unaudit
                                   ed)
Asset
--------
Current assets:
 Cash and cash equivalents    $  23,008    35,848
  Receivable  from  Managing     75,576    80,716
General Partner
                                 --------  --------
                                 ----      ----
   Total current assets          98,584    116,564
                                 --------  --------
                                 ----      ----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       4,167,71  4,166,45
                                 8         2
       Less      accumulated
depreciation,
         depletion       and     3,788,86  3,776,13
amortization                     3         8
                                 --------  --------
                                 ----      ----
      Net   oil   and    gas     378,855   390,314
properties
                                 --------  --------
                                 ----      ----
                              $  477,439   506,878
                                 =======   =======
Liabilities  and   Partners'
Equity
----------------------------
------------

Current     liability      -  $  621       570
distribution payable
                                 --------  --------
                                 ----      ----

Asset retirement obligation      145,343   143,329
                                 --------  --------
                                 ----      ----
Partners' equity:
 General partners                18,438    20,316
 Limited partners                313,037   342,663
                                 --------  --------
                                 ----      ----
   Total partners' equity        331,475   362,979
                                 --------  --------
                                 ----      ----
                              $  477,439   506,878
                                 =======   =======















                  The accompanying notes are an integral
                    part of these financial statements.

                Southwest Oil & Gas Income Fund X-B, L.P.
                         Statements of Operations
                               (unaudited)

                                   Three Months Ended   Six Months Ended
                                        June 30,            June 30,
                                     2005      2004      2005      2004
                                    -----     -----     -----     -----
Revenues
------------
Oil and gas                     $  240,474   184,419   465,163   343,800
Interest                           111       74        298       174
Other                              -         250       -         500
                                   --------  --------  --------  --------
                                   --        --        --        --
                                   240,585   184,743   465,461   344,474
                                   --------  --------  --------  --------
                                   --        --        --        --
Expenses
------------
Production                         125,701   77,598    216,285   163,213
Depreciation, depletion and        6,467     8,000     12,725    16,000
Accretion expense                  1,828     2,730     3,655     5,459
General and administrative         22,249    23,823    44,300    45,539
                                   --------  --------  --------  --------
                                   --        --        --        --
                                   156,245   112,151   276,965   230,211
                                   --------  --------  --------  --------
                                   --        --        --        --
Net   income  from   continued     84,340    72,592    188,496   114,263
operations

Results    from   discontinued
operations -
  Sale of oil and gas leases -     -         963       -         (27,318)
See Note 3
                                   --------  --------  --------  --------
                                   --        --        --        --
Net income                      $  84,340    73,555    188,496   86,945
                                   ======    ======    ======    ======
Net income allocated to:
 Managing General Partner       $  8,173     7,340     18,110    9,265
                                   ======    ======    ======    ======
 General Partner                $  908       815       2,012     1,029
                                   ======    ======    ======    ======
 Limited partners               $  75,259    65,400    168,374   76,651
                                   ======    ======    ======    ======
   Per  limited  partner  unit  $
before discontinued
    operations                        6.91              15.46
                                             5.93                9.30
   Discontinued operations per           -        .08        -
limited partner unit                                             (2.26)
                                   --------  --------  --------  --------
                                   --        --        --        --
  Per limited partner unit      $     6.91              15.46
                                             6.01                7.04
                                   ======    ======    ======    ======










                  The accompanying notes are an integral
                    part of these financial statements.

                Southwest Oil & Gas Income Fund X-B, L.P.
                         Statements of Cash Flows
                               (unaudited)

                                       Six Months Ended
                                           June 30,
                                        2005      2004
                                       -----     -----
Cash    flows   from    operating
activities:

 Cash from oil and gas sales       $  470,303   379,672
 Cash paid to suppliers               (262,226  (208,752
                                      )         )
  Cash received from discontinued     -         (27,318)
operations
 Interest received                    298       174
 Other                                -         500
                                      --------  --------
                                      --        --
   Net cash provided by operating     208,375   144,276
activities
                                      --------  --------
                                      --        --
Cash   flows  used  in  investing
activities:

   Additions  to  oil   and   gas     (1,266)   (7,759)
properties
                                      --------  --------
                                      --        --
Cash    flows   from    financing
activities:

 Distributions to partners            (220,000  (130,506
                                      )         )
     Increase    (decrease)    in     51        (12)
distribution payable
                                      --------  --------
                                      --        --
   Net  cash used in by financing     (219,949  (130,518
activities                            )         )
                                      --------  --------
                                      --        --

Net  (decrease) increase in  cash     (12,840)  5,999
and cash equivalents

Beginning of period                   35,848    20,125
                                      --------  --------
                                      --        --
End of period                      $  23,008    26,124
                                      ======    ======
Reconciliation of net  income  to
net
   cash   provided  by  operating
activities:

Net income                         $  188,496   86,945

Adjustments   to  reconcile   net
income to
  net  cash provided by operating
activities:

   Depreciation,  depletion   and     12,725    16,000
amortization
 Accretion expense                    3,655     5,459
   Change   in  asset  retirement
obligation for plug and
  abandonment wells                   (1,641)   -
 Decrease in receivables              5,140     35,872
                                      --------  --------
                                      --        --
Net  cash  provided by  operating  $  208,375   144,276
activities
                                      ======    ======


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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2005, and for the three and six months ended June 30, 2005, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

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

                     Three months ended       Six months ended
                          June 30,                June 30,
                      2005        2004         2005      2004

Revenues           $     -     -             -         -
Income (loss) from
  discontinued      -          963           -         (27,318)
operations

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2005, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

Results of Operations

General Comparison of the Quarters Ended June 30, 2005 and 2004

The following table provides certain information regarding performance factors for the quarters ended June 30, 2005 and 2004:

                               Three Months
                                  Ended         Percenta
                                                   ge
                                 June 30,       Increase
                              2005      2004    (Decreas
                                                   e)
                              ----      ----    --------
                                                   --
Oil    production    in     2,943     3,060     (4%)
barrels
Gas production in mcf       13,930    12,150    15%
Total BOE                    5,265              4%
                                      5,085
Average    price    per  $   50.47              32%
barrel of oil                         38.34
Average  price per  mcf  $    6.60              20%
of gas                                5.52
Oil and gas revenue      $  240,474   184,419   30%
Production expense       $  125,701   77,598    62%
Partnership              $  90,000    65,000    38%
distributions
Limited         partner  $  81,000    58,500    38%
distributions
Per  unit  distribution  $    7.44              39%
to limited partners                   5.37
Number    of    limited     10,889    10,889
partner units

Revenues

The Partnership's oil and gas revenues increased to $240,474 from $184,419 for the quarters ended June 30, 2005 and 2004, respectively, an increase of 30%. The principal factors affecting the comparison of the quarters ended June 30, 2005 and 2004 are as follows:

The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004 by 32%, or $12.13 per barrel, resulting in an increase of approximately $35,700 in revenues. Oil sales represented 62% of total oil and gas sales during the quarter ended June 30, 2005 as compared to 64% during the quarter ended June 30, 2004.

The average price for an mcf of gas received by the Partnership increased during the same period by 20%, or $1.08 per mcf, resulting in an increase of approximately $15,000 in revenues.

The total increase in revenues due to the change in prices received from oil and gas production is approximately $50,700. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

Oil production decreased approximately 117 barrels or 4% during the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004, resulting in a decrease of approximately $4,500 in revenues.

Gas production increased approximately 1,780 mcf or 15% during the same period, resulting in an increase of approximately $9,800 in revenues.

The net total increase in revenues due to the change in production is approximately $5,300. The increase in gas volumes is due to the improved production on one well.

Costs and Expenses

Total costs and expenses increased to $156,245 from $112,151 for the quarters ended June 30, 2005 and 2004, respectively, an increase of 39%. The increase is a result of higher lease operating costs, partially offset by a decrease in accretion expense, general and administrative expense and depletion expense.

Lease operating costs and production taxes were 62% higher, or approximately $48,100 more during the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004. The increase in lease operating costs are from workovers on two properties.

General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 7% or approximately $1,600 during the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004.

Depletion expense decreased to $6,467 for the quarter ended June 30, 2005 from $8,000 for the same period in 2004. This represents a decrease of 19%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the quarter ended June 30, 2005, which was $1.23 applied to 5,265 BOE as compared to $1.57 applied to 5,085 BOE for the same period in 2004. The lower depreciation rate in 2005 is due to the upward revision in reserve estimates resulting from higher oil and gas prices.

Accretion expense decreased to $1,828 for the quarter ended June 30, 2005 from $2,730 for the same period in 2004. This represents a decrease of 33%. The decrease in accretion is from discontinuing accretion on several wells that reached their projected end of life in 2004.

General Comparison of the Six Month Periods Ended June 30, 2005 and 2004

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2005 and 2004:

                                Six Months
                                  Ended         Percenta
                                                   ge
                                 June 30,       Increase
                              2005      2004    (Decreas
                                                   e)
                              ----      ----    --------
                                                   --
Oil    production    in     6,343     6,330     -
barrels
Gas production in mcf       25,415    22,350    14%
Total BOE                   10,579              5%
                                      10,055
Average    price    per  $   49.80              40%
barrel of oil                         35.54
Average  price per  mcf  $    5.87              10%
of gas                                5.32
Oil and gas revenue      $  465,163   343,800   35%
Production expense       $  216,285   163,213   33%
Partnership              $  220,000   130,506   69%
distributions
Limited         partner  $  198,000   124,006   60%
distributions
Per  unit  distribution  $   18.18              60%
to limited partners                   11.39
Number    of    limited     10,889    10,889
partner units

Revenues

The Partnership's oil and gas revenues increased to $465,163 from $343,800 for the six months ended June 30, 2005 and 2004, respectively, an increase of 35%. The principal factors affecting the comparison of the six months ended June 30, 2005 and 2004 are as follows:

The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 by 40%, or $14.26 per barrel, resulting in an increase of approximately $90,500 in revenues. Oil sales represented 68% of total oil and gas sales during the six months ended June 30, 2005 as compared to 65% during the six months ended June 30, 2004.

The average price for an mcf of gas received by the Partnership increased during the same period by 10%, or $.55 per mcf, resulting in an increase of approximately $14,000 in revenues.

The total increase in revenues due to the change in prices received from oil and gas production is approximately $104,500. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

Oil production increased approximately 13 barrels or less than 1% during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, resulting in an increase of approximately $500 in revenues.

Gas production increased approximately 3,065 mcf or 14% during the same period, resulting in an increase of approximately $16,300 in revenues.

The total increase in revenues due to the change in production is approximately $16,800. The increase in gas volumes is due to the improved production on one well.

Costs and Expenses

Total costs and expenses increased to $276,965 from $230,211 for the six months ended June 30, 2005 and 2004, respectively, an increase of 20%. The increase is a result of higher lease operating costs, partially offset by a decrease in accretion expense, general and administrative expense and depletion expense.

Lease operating costs and production taxes were 33% higher, or approximately $53,100 more during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The increase in lease operating costs are from workovers on two properties.

General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 3% or approximately $1,200 during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.

Depletion expense decreased to $12,725 for the six months ended June 30, 2005 from $16,000 for the same period in 2004. This represents a decrease of 20%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the six months ended June 30, 2005, which was $1.20 applied to 10,579 BOE as compared to $1.59 applied to 10,055 BOE for the same period in 2004. The lower depreciation rate in 2005 is due to the upward revision in reserve estimates resulting from higher oil and gas prices.

Accretion expense decreased to $3,655 for the six months ended June 30, 2005 from $5,459 for the same period in 2004. This represents a decrease of 33%. The decrease in accretion is from discontinuing accretion on several wells that reached their projected end of life in 2004.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $208,400 in the six months ended June 30, 2005 as compared to approximately $144,300 in the six months ended June 30, 2004.

Cash flows used in investing activities were approximately $1,300 in the six months ended June 30, 2005 as compared to approximately $7,800 in the six months ended June 30, 2004. The principle use of the 2005 cash flow from investing activities was the addition of oil and gas properties.

Cash flows used in financing activities were approximately $219,900 in the six months ended June 30, 2005 as compared to approximately $130,500 in the six months ended June 30, 2004. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 2005 were $220,000 of which $198,000 ($18.18 per unit) was distributed to the limited partners and $22,000 to the general partners. Total distributions during the six months ended June 30, 2004 were $130,506 of which $124,006 ($11.39 per unit) was distributed to the limited partners and $6,500 to the general partners.

The  sources  for  the  2005 distributions of $220,000  were  oil  and  gas operations of approximately $208,400 offset by the change in oil and gas properties of approximately $(1,300), with the balance from available cash on hand at the beginning of the period. The sources for the 2004 distributions of $130,506 were oil and gas operations of approximately $144,300 offset by the change in oil and gas properties of approximately $(7,800), resulting in excess cash for contingencies or subsequent distributions.

Cumulative cash distributions of $6,178,119 have been made to the partners. As of June 30, 2005, $5,600,774 or $514.35 per limited partner unit has been distributed to the limited partners, representing a 103% of contributed capital.

As of June 30, 2005, the Partnership had approximately $98,000 in working capital. The Managing General Partner knows of no unusual contractual commitments. Although the partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non-producing properties, if any. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the six months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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







Date:  August 12, 2005

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


Date:  August 12, 2005             /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest  Oil & Gas Income  Fund  X-B,
L.P.

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


Date:  August 12, 2005             /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest  Oil & Gas Income  Fund  X-B,
L.P.

                                                               Exhibit 32.1

               CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                          CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. 1350 and in connection with the accompanying report on Form 10-Q for the period ended June 30, 2005 that is being filed concurrently with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of Southwest Oil & Gas Income Fund X-B, L.P. (the "Company"), hereby certifies that:

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

                                   August 12, 2005


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

                                   August 12, 2005