Form 10-Q
period 2005-09-30
SOUTHWEST OIL & GAS INCOME FUND X-B LP
filed 2005-11-14
CIK 859906

23
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2004, which are found in the Registrant's Form 10-K Report for 2004 filed with the Securities and Exchange Commission. The December 31, 2004 balance sheet included herein has been taken from the Registrant's 2004 Form 10-K Report. Operating results for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil and Gas Income Fund X-B, L.P.
                              Balance Sheets

                                 Septembe  December
                                  r 30,      31,
                                   2005      2004
                                  -----     -----
                                 (unaudit
                                   ed)
Asset
--------
Current assets:
 Cash and cash equivalents    $  53,825    35,848
  Receivable  from  Managing     108,443   80,716
General Partner
   New   Mexico  withholding     8,559     -
prepayment
                                 --------  --------
                                 ----      ----
   Total current assets          170,827   116,564
                                 --------  --------
                                 ----      ----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       4,168,50  4,166,45
                                 2         2
       Less      accumulated
depreciation,
         depletion       and     3,796,06  3,776,13
amortization                     2         8
                                 --------  --------
                                 ----      ----
      Net   oil   and    gas     372,440   390,314
properties
                                 --------  --------
                                 ----      ----
                              $  543,267   506,878
                                 =======   =======
Liabilities  and   Partners'
Equity
----------------------------
------------

Current     liability      -  $  814       570
distribution payable
                                 --------  --------
                                 ----      ----

Asset retirement obligation      147,101   143,329
                                 --------  --------
                                 ----      ----
Partners' equity:
 General partners                25,546    20,316
 Limited partners                369,806   342,663
                                 --------  --------
                                 ----      ----
   Total partners' equity        395,352   362,979
                                 --------  --------
                                 ----      ----
                              $  543,267   506,878
                                 =======   =======















                  The accompanying notes are an integral
                    part of these financial statements.

                Southwest Oil and Gas Income Fund X-B, L.P.
                         Statements of Operations
                                (unaudited)

                                  Three Months Ended   Nine Months Ended
                                     September 30,       September 30,
                                    2005      2004      2005      2004
                                    -----     -----     -----     -----
Revenues
------------
Oil and Gas                     $ 317,824   216,000   782,987   559,800
Interest                          234       60        532       233
Other                             -         -         -         500
                                  --------  --------  --------  --------
                                  --        --        --        --
                                  318,058   216,060   783,519   560,533
                                  --------  --------  --------  --------
                                  --        --        --        --
Expenses
------------
Production                        99,505    73,323    315,790   236,536
Depreciation, depletion and       7,199     8,247     19,924    24,247
amortization
Accretion of asset retirement     1,828     2,729     5,483     8,188
obligation
General and administrative        20,650    22,411    64,949    67,950
                                  --------  --------  --------  --------
                                  --        --        --        --
                                  129,182   106,710   406,146   336,921
                                  --------  --------  --------  --------
                                  --        --        --        --
Net income before continued       188,876   109,350   377,373   223,612
operations

Results from discontinued
operations -
 Sale of oil and gas leases -     -         -         -         (27,318)
See Note 3
                                  --------  --------  --------  --------
                                  --        --        --        --
Net income                      $ 188,876   109,350   377,373   196,294
                                  ======    ======    ======    ======
Net income allocated to:

 Managing General Partner       $ 17,647    10,584    35,757    19,849
                                  ======    ======    ======    ======
 General Partner                $ 1,961     1,176     3,973     2,205
                                  ======    ======    ======    ======
 Limited Partners               $ 169,268   97,590    337,643   174,240
                                  ======    ======    ======    ======
  Per limited partner unit
before discontinued
   operations                   $   15.54
                                            8.96      31.01     18.26
  Discontinued operations per           -        -          -
limited partner unit                                            (2.26)
                                  --------  --------  --------  --------
                                  --        --        --        --
  Per limited partner unit      $   15.54
                                            8.96      31.01     16.00
                                  ======    ======    ======    ======









                  The accompanying notes are an integral
                    part of these financial statements.

                Southwest Oil and Gas Income Fund X-B, L.P.
                         Statements of Cash Flows
                                (unaudited)

                                          Nine Months Ended
                                            September 30,
                                            2005     2004
                                           -----     -----
Cash flows from operating activities
 Cash received from oil and gas sales  $  746,701   569,284
 Cash paid to suppliers                   (382,38   (304,48
                                          0)        6)
 Cash used in discontinued operations     -         (27,318
                                                    )
 Interest received                        532       233
 Miscellaneous income                     -         500
                                          -------   -------
                                          -----     -----
  Net cash provided by operating          364,853   238,213
activities
                                          -------   -------
                                          -----     -----
Cash flows used in investing
activities
 Additions to oil and gas properties      (2,120)   (28,473
                                                    )
                                          -------   -------
                                          -----     -----
Cash flows from financing activities
 Distributions to partners                (345,00   (195,50
                                          0)        6)
 Increase (decrease) in distribution      244       (1)
payable
                                          -------   -------
                                          -----     -----
  Net cash flow used in financing         (344,75   (195,50
activities                                6)        7)
                                          -------   -------
                                          -----     -----

  Net increase in cash and cash           17,977    14,233
equivalents

 Beginning of period                      35,848    20,125
                                          -------   -------
                                          -----     -----
 End of period                         $  53,825    34,358
                                          =======   =======
Reconciliation of net income to net
cash
 provided by operating activities

Net income                             $  377,373   196,294

Adjustments to reconcile net income to
net
 cash provided by operating activities

 Depreciation, depletion and              19,924    24,247
amortization
 Accretion of asset retirement            5,483     8,188
obligation
 Settlement of ARO for P&A wells          (1,641)   -
 Decrease (increase) in receivables       (36,286   9,484
                                          )
                                          -------   -------
                                          -----     -----
Net cash provided by operating         $  364,853   238,213
activities
                                          =======   =======
Noncash investing and financing
activities:

 Increase in oil and gas properties -
SFAS No. 143
  Addition of wells                    $  -         75
                                          =======   =======
 Decrease in oil and gas properties -
SFAS No. 143
  Plug and abandon wells               $  70        131
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2005, and for the three and nine months ended September 30, 2005, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

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

                     Three months ended       Nine months ended
                       September 30,            September 30,
                      2005        2004        2005        2004

Revenues           $     -     -            -          -
Income (loss) from
  discontinued          -      -            -          (27,318)
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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2005, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

Results of Operations

General Comparison of the Quarters Ended September 30, 2005 and 2004

The following table provides certain information regarding performance factors for the quarters ended September 30, 2005 and 2004:

                               Three Months
                                  Ended         Percenta
                                                   ge
                              September 30,     Increase
                              2005      2004    (Decreas
                                                   e)
                             -----     -----    --------
                                                   --
Oil    production    in     3,612     3,446     5%
barrels
Gas production in mcf       12,375    12,882    (4%)
Total BOE                   5,675     5,593     1%
Average    price    per  $   61.21              49%
barrel of oil                         41.10
Average  price per  mcf  $    7.82              36%
of gas                                5.77
Oil and gas revenue      $  317,824   216,000   47%
Production expense       $  99,505    73,323    36%
Partnership              $  125,000   65,000    92%
distributions
Limited         partner  $  112,500   58,500    92%
distributions
Per  unit  distribution  $   10.33              92%
to limited partners                   5.37
Number    of    limited     10,889    10,889
partner units

Revenues

The Partnership's oil and gas revenues increased to $317,824 from $216,000 for the quarters ended September 30, 2005 and 2004, respectively, an increase of 47%. The principal factors affecting the comparison of the quarters ended September 30, 2005 and 2004 are as follows:

The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004 by 49%, or $20.11 per barrel, resulting in an increase of approximately $72,600 in revenues. Oil sales represented 70% of total oil and gas sales during the quarter ended September 30, 2005 as compared to 66% during the quarter ended September 30, 2004.

The average price for a mcf of gas received by the Partnership increased during the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004 by 36%, or $2.05 per mcf, resulting in an increase of approximately $25,400 in revenues.

The total increase in revenues due to the change in prices received from oil and gas production is approximately $98,000. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

Oil production increased approximately 166 barrels or 5% during the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004, resulting in an increase of approximately $6,800 in revenues.

Gas production decreased approximately 507 mcf or 4% during the same period, resulting in a decrease of approximately $2,900 in revenues.

The net total increase in revenues due to the change in production is approximately $3,900.

Costs and Expenses

Total costs and expenses increased to $129,182 from $106,710 for the quarters ended September 30, 2005 and 2004, respectively, an increase of 21%. The increase is the result of higher lease operating costs, partially offset by a decrease in depletion expense, accretion expense and general and administrative expense.

Lease operating costs and production taxes were 36% higher, or approximately $26,200 more during the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004. The increase in lease operating costs is due to well repairs on one property and surface equipment repairs on one property. Production taxes increased from the higher revenues resulting from higher oil and gas prices.

General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 8% or approximately $1,800 during the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004.

Depletion expense decreased to $7,199 for the quarter ended September 30, 2005 from $8,247 for the same period in 2004. This represents a decrease of 13%. The contributing factor to the increase in depletion expense is in relation to the BOE depletion rate for the quarter ended September 30, 2005, which was $1.27 applied to 5,675 BOE as compared to $1.47 applied to 5,593 BOE for the same period in 2004. The lower depletion rate in 2005 is due to the upward revision in reserve estimates resulting from higher oil and gas prices.

Accretion expense decreased to $1,828 for the quarter ended September 30, 2005 from $2,729 for the same period in 2004. This represents a decrease of 33%. The decrease in accretion is from discontinuing accretion on several wells that reached their projected end of life in 2004.

General  Comparison of the Nine-Month Periods Ended September 30, 2005  and
2004

The following table provides certain information regarding performance factors for the nine-month periods ended September 30, 2005 and 2004:

                               Nine Months
                                  Ended         Percenta
                                                   ge
                              September 30,     Increase
                              2005      2004    (Decreas
                                                   e)
                             -----     -----    --------
                                                   --
Oil    production    in     9,955     9,776     2%
barrels
Gas production in mcf       37,790    35,232    7%
Total BOE                   16,253    15,648    4%
Average    price    per  $   53.94              44%
barrel of oil                         37.50
Average  price per  mcf  $    6.51              19%
of gas                                5.48
Oil and gas revenue      $  782,987   559,800   40%
Production expense       $  315,790   236,536   34%
Partnership              $  345,000   195,506   76%
distributions
Limited         partner  $  310,500   182,506   70%
distributions
Per  unit  distribution  $   28.52              70%
to limited partners                   16.76
Number    of    limited     10,889    10,889
partner units

Revenues

The Partnership's oil and gas revenues increased to $782,987 from $559,800 for the nine months ended September 30, 2005 and 2004, respectively, an increase of 40%. The principal factors affecting the comparison of the nine months ended September 30, 2005 and 2004 are as follows:

The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 by 44%, or $16.44 per barrel, resulting in an increase of approximately $163,700 in revenues. Oil sales represented 69% of total oil and gas sales during the nine months ended September 30, 2005 as compared to 65% during the nine months ended September 30, 2004.

The average price for an mcf of gas received by the Partnership increased during the same period by 19%, or $1.03 per mcf, resulting in an increase of approximately $38,900 in revenues.

The total increase in revenues due to the change in prices received from oil and gas production is approximately $202,600. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

Oil production increased approximately 179 barrels or 2% during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, resulting in an increase of approximately $6,700 in revenues.

Gas production increased approximately 2,558 mcf or 7% during the same period, resulting in an increase of approximately $14,000 in revenues.

The total increase in revenues due to the change in production is approximately $20,700.

Costs and Expenses

Total costs and expenses increased to $406,146 from $336,921 for the nine months ended September 30, 2005 and 2004, respectively, an increase of 21%. The increase is the result of higher lease operating costs, partially offset by a decrease in accretion expense, depletion expense and general and administrative expense.

Lease operating costs and production taxes were 34% higher, or approximately $79,300 more during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The increase in lease operating costs is due to well repairs on one property and well workovers on another property. Production taxes increased from the higher revenues resulting from higher oil and gas prices.

General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 4% or approximately $3,000 during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.

Depletion expense decreased to $19,924 for the nine months ended September 30, 2005 from $24,247 for the same period in 2004. This represents a decrease of 18%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the nine months ended September 30, 2005 was $1.23 applied to 16,253 BOE as compared to $1.55 applied to 15,648 BOE for the same period in 2004. The lower depletion rate in 2005 is due to the upward revision in reserve estimates resulting from higher oil and gas prices.

Accretion expense decreased to $5,483 for the nine months ended September 30, 2005 from $8,188 for the same period in 2004. This represents a decrease of 33%. The decrease in accretion is from discontinuing accretion on several wells that reached their projected end of life in 2004.

Liquidity and Capital Resources
The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $364,900 in the nine months ended September 30, 2005 as compared to approximately $238,200 in the nine months ended September 30, 2004.

Cash  flows used in investing activities were approximately $2,100  in  the nine months ended September 30, 2005 as compared to approximately $28,500 in the nine months ended September 30, 2004. The principle use of the 2004 cash flow from investing activities was the additions to oil and gas properties.

Cash flows used in financing activities were approximately $344,800 in the nine months ended September 30, 2005 as compared to approximately $195,500 in the nine months ended September 30, 2004. The only use of financing activities was in relation to distributions to partners.

Total distributions during the nine months ended September 30, 2005 were $345,000 of which $310,500 was distributed to the limited partners and $34,500 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2005 was $28.52. Total distributions during the nine months ended September 30, 2004 were $195,506 of which $182,506 was distributed to the limited partners and $13,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2004 was $16.76.

The sources for the 2005 distributions of $345,000 were oil and gas operations of approximately $364,900 and the change in oil and gas property of approximately $(2,100), resulting in excess cash for contingencies or subsequent distributions. The sources for the 2004 distributions of $195,506 were oil and gas operations of approximately $238,200 and the change in oil and gas property of approximately $(28,500), resulting in excess cash for contingencies or subsequent distributions.

Cumulative cash distributions of $6,303,119 have been made to the partners. As of September 30, 2005, $5,713,274 or $524.68 per limited partner unit has been distributed to the limited partners, representing a 105% of contributed capital.

As of September 30, 2005, the Partnership had approximately $170,000 in working capital. The Managing General Partner knows of no unusual contractual commitments. The partnership held many long-lived properties at inception, however due to the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non-producing properties. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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


Date:  November 14, 2005

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


Date:  November 14, 2005           /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest  Oil & Gas Income  Fund  X-B,
L.P.

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


Date:  November 14, 2005           /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest  Oil & Gas Income  Fund  X-B,
L.P.

                                                               Exhibit 32.1

               CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                          CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. 1350 and in connection with the accompanying report on Form 10-Q for the period ended September 30, 2005 that is being filed concurrently with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of Southwest Oil & Gas Income Fund X-B, L.P. (the "Company"), hereby certifies that:

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

                                   November 14, 2005


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

                                   November 14, 2005