Form 10-Q
period 2006-06-30
SOUTHWEST OIL & GAS INCOME FUND X-B LP
filed 2006-08-14
CIK 859906

1
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

        The total number of pages contained in this report is 20.

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

     Exploratory well. A well drilled to find and produce oil or natural gas reserves in an unproved area, to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir, or to extend a known reservoir.

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

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2005, which are found in the Registrant's Form 10-K Report for 2005 filed with the Securities and Exchange Commission. The December 31, 2005 balance sheet included herein has been taken from the Registrant's 2005 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund X-B, L.P.
                              Balance Sheets

                                 June 30,  December
                                             31,
                                   2006      2005
                                  -----     -----
                                 (unaudit
                                   ed)
Asset
--------
Current assets:
 Cash and cash equivalents    $  37,593    73,431
  Receivable  from  Managing     111,153   106,828
General Partner
 Other                           27,714    19,631
                                 --------  --------
                                 ----      ----
   Total current assets          176,460   199,890
                                 --------  --------
                                 ----      ----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       4,193,09  4,192,04
                                 8         1
       Less      accumulated
depreciation,
         depletion       and     3,815,43  3,802,59
amortization                     4         0
                                 --------  --------
                                 ----      ----
      Net   oil   and    gas     377,664   389,451
properties
                                 --------  --------
                                 ----      ----
                              $  554,124   589,341
                                 =======   =======
Liabilities  and   Partners'
Equity
----------------------------
------------

Current     liability      -  $  -         481
distributions payable
                                 --------  --------
                                 ----      ----

Asset retirement obligation      177,798   172,058
                                 --------  --------
                                 ----      ----
Partners' equity:
 General partners                25,657    28,344
 Limited partners                350,669   388,458
                                 --------  --------
                                 ----      ----
   Total partners' equity        376,326   416,802
                                 --------  --------
                                 ----      ----
                              $  554,124   589,341
                                 =======   =======















                  The accompanying notes are an integral
                    part of these financial statements.

                Southwest Oil & Gas Income Fund X-B, L.P.
                         Statements of Operations
                               (unaudited)

                                   Three Months Ended   Six Months Ended
                                        June 30,            June 30,
                                     2006      2005      2006      2005
                                    -----     -----     -----     -----
     Revenues
     ------------
     Oil and gas                $  286,693   240,474   555,118   465,163
     Interest                      593       111       1,189     298
                                   --------  --------  --------  --------
                                   --        --        --        --
                                   287,286   240,585   556,307   465,461
                                   --------  --------  --------  --------
                                   --        --        --        --
     Expenses
     ------------
     Production                    94,425    125,701   164,505   216,285
     Depreciation,   depletion     6,298     6,467     12,844    12,725
     and amortization
     Accretion expense             3,702     1,828     7,313     3,655
     General               and     27,451    22,249    50,423    44,300
     administrative
                                   --------  --------  --------  --------
                                   --        --        --        --
                                   131,876   156,245   235,085   276,965
                                   --------  --------  --------  --------
                                   --        --        --        --
     Net income                 $  155,410   84,340    321,222   188,496
                                   ======    ======    ======    ======
     Net income allocated to:
      Managing General Partner  $  14,554    8,173     30,066    18,110
                                   ======    ======    ======    ======
      General Partner           $  1,617     908       3,341     2,012
                                   ======    ======    ======    ======
      Limited partners          $  139,239   75,259    287,815   168,374
                                   ======    ======    ======    ======
         Per  limited  partner  $    12.79      6.91    26.43     15.46
     unit
                                   ======    ======    ======    ======



















                  The accompanying notes are an integral
                    part of these financial statements.

                Southwest Oil & Gas Income Fund X-B, L.P.
                         Statements of Cash Flows
                               (unaudited)

                                       Six Months Ended
                                           June 30,
                                        2006      2005
                                       -----     -----
Cash    flows   from    operating
activities:

 Cash from oil and gas sales       $  542,710   470,303
 Cash paid to suppliers               (215,020  (262,226
                                      )         )
 Interest received                    1,189     298
                                      --------  --------
                                      --        --
   Net cash provided by operating     328,879   208,375
activities
                                      --------  --------
                                      --        --
Cash   flows  used  in  investing
activities:

   Additions  to  oil   and   gas     (2,538)   (1,266)
properties
                                      --------  --------
                                      --        --
Cash    flows   from    financing
activities:

 Distributions to partners            (361,698  (220,000
                                      )         )
     (Decrease)    increase    in     (481)     51
distributions payable
                                      --------  --------
                                      --        --
   Net  cash used in by financing     (362,179  (219,949
activities                            )         )
                                      --------  --------
                                      --        --

Net  decrease  in cash  and  cash     (35,838)  (12,840)
equivalents

Beginning of period                   73,431    35,848
                                      --------  --------
                                      --        --
End of period                      $  37,593    23,008
                                      ======    ======
Reconciliation of net  income  to
net
   cash   provided  by  operating
activities:

Net income                         $  321,222   188,496

Adjustments   to  reconcile   net
income to
  net  cash provided by operating
activities:

   Depreciation,  depletion   and     12,844    12,725
amortization
 Accretion expense                    7,313     3,655
  Settlement of asset  retirement
obligation for plugged
  and abandoned wells                 (92)      (1,641)
     (Increase)    decrease    in     (12,408)  5,140
receivables
                                      --------  --------
                                      --        --
Net  cash  provided by  operating  $  328,879   208,375
activities
                                      ======    ======
Noncash  investing and  financing
activities:

   Decrease   in  oil   and   gas  $  (1,481)   -
properties - SFAS No. 143
                                      ======    ======


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

          (2) Administrative costs in any year, which exceed 2% of capital contributions, shall be paid by the Managing General Partner and will be treated as a capital contribution.

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2006, and for the three and six months ended June 30, 2006, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

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

                Southwest Oil & Gas Income Fund X-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

3.   Asset Retirement Obligations

     Changes in abandonment obligations for the six months ended June 30, 2006 and 2005 are as follows:

                                        2006     2005
                                       -------  -------
Beginning of period                 $  172,058  143,329
Settlement   of  obligations   for     (92)     (1,641)
plugged and abandoned wells
Reduction  of obligations  due  to     (1,481)  -
farmouts
Accretion expense                      7,313    3,655
                                       -------  -------
                                       -------  -----
End of period                       $  177,798  145,343
                                       =======  =======
                                       =

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Southwest Oil & Gas Income Fund X-B, L.P. was organized as a Delaware limited partnership on November 27, 1990. The offering of such limited partnership interests began on December 1, 1990 as part of a shelf offering registered under the name Southwest Oil & Gas 1990-91 Income Program. Minimum capital requirements for the Partnership were met on March 1, 1991, and the offering of limited partnership interests concluded on September 30, 1991 with total limited partner contributions of $5,444,500.

The Partnership was formed to acquire interests in producing oil and gas properties, to produce and market crude oil and natural gas produced from such properties, and to distribute the net proceeds from operations to the limited and general partners. Net revenues from producing oil and gas properties will not be reinvested in other revenue producing assets except to the extent that production facilities and wells are improved or reworked, or where methods are employed to improve or enable more efficient recovery of oil and gas reserves. The economic life of the Partnership thus depends on the period over which the Partnership's oil and gas reserves are economically recoverable.

Increases or decreases in Partnership revenues and, therefore, distributions to partners, will depend primarily on changes in the prices received for production, changes in volumes of production sold, lease operating expenses, enhanced recovery projects, offset drilling activities pursuant to farm-out arrangements, sales of properties, and the depletion of wells. Since wells deplete over time, production can generally be expected to decline from year to year.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2006, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The passage of time provides more qualitative information regarding estimates of reserves, and revisions are made to prior estimates to reflect updated information. However, there can be no assurance that more
significant  revisions  will not be necessary in  the  future.   If  future
significant revisions are necessary that reduce previously estimated reserve quantities, it could result in a full cost property writedown. In addition to the impact of these estimates of proved reserves on the calculation of the ceiling, estimates of proved reserves are also a significant component of the calculation of depletion, depreciation, and amortization ("DD&A").

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

                             Three Months Ended
                                  June 30,
                               2006      2005
                              ------    ------
Oil production in            3,227     2,943
barrels
Gas production in mcf        10,405    13,930
Total (BOE)                  4,961     5,265
Average price per barrel  $    67.69
of oil                                 50.47
Average price per mcf of  $     6.56
gas                                    6.60
Partnership               $  186,698   90,000
distributions
Limited partner           $  168,104   81,000
distributions
Per unit distribution to  $    15.44
limited partners                       7.44
Number of limited            10,889    10,889
partner units

Operating Results
The following discussion compares our results for the quarters ended June 30, 2006 and 2005. Unless otherwise indicated, references to 2006 and 2005 within this section refer to the respective quarterly period.

Income from net profits
Oil and gas prices continued to climb to record levels compared to the previous two years. Comparing 2006 to 2005, oil and gas sales increased $46,200, of which price variances accounted for a $55,200 increase and production variances accounted for a $9,000 decrease.

Production in 2006 (on a BOE basis) was 6% lower than 2005. We increased our oil production in 2006 by 10% due primarily to improved performance from one property. Our gas production decreased 25% in 2006 due primarily to a production decline on a gas well.

In 2006, our realized oil price was 34% higher than 2005, while our realized gas price was 1% lower. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile. We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis decreased from $23.88 per BOE in 2005 to $19.03 per BOE in 2006. The decrease in oil and gas production costs was due primarily to workovers performed on two properties in 2005.

Expenses
Depletion on a BOE basis increased 3% in 2006. Comparing 2006 to 2005, depletion expense decreased $200, of which rate variances accounted for a $200 increase and production variances accounted for a $400 decrease.

Accretion expense increased 103% in 2006 due primarily to fourth quarter 2005 revisions in previous estimates related to increased costs to plug wells.

General and administrative ("G&A") expenses were 23% higher in 2006 as compared to 2005. The increase in general and administrative expenses is primarily due to higher professional fees for audit and tax services.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

                              Six Months Ended
                                  June 30,
                               2006      2005
                              ------    ------
Oil production in            6,533     6,343
barrels
Gas production in mcf        21,618    25,415
Total (BOE)                  10,136    10,579
Average price per barrel  $    64.62
of oil                                 49.80
Average price per mcf of  $     6.15
gas                                    5.87
Partnership               $  361,698   220,000
distributions
Limited partner           $  325,604   198,000
distributions
Per unit distribution to  $    29.90
limited partners                       18.18
Number of limited            10,889    10,889
partner units

Operating Results
The following discussion compares our results for the six months ended June 30, 2006 and 2005. Unless otherwise indicated, references to 2006 and 2005 within this section refer to the respective six months period.

Income from net profits
Oil and gas prices continued to climb to record levels compared to the previous two years. Comparing 2006 to 2005, oil and gas sales increased $90,000, of which price variances accounted for a $102,800 increase and production variances accounted for a $12,800 decrease.

Production in 2006 (on a BOE basis) was 4% lower than 2005. We increased our oil production 3% in 2006 due primarily to improved performance from one property. Our gas production decreased 15% in 2006 due primarily to the production decline on a gas well.

In 2006, our realized oil price was 30% higher than 2005, while our realized gas price was 5% higher. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile. We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis decreased from $20.45 per BOE in 2005 to $16.23 per BOE in 2006. The decrease in oil and gas production costs was due primarily to workovers performed on two properties in 2005.

Expenses
Depletion on a BOE basis increased 5% in 2006. Comparing 2006 to 2005, depletion expense increased $100, of which rate variances accounted for a $600 increase and production variances accounted for a $500 decrease.

Accretion expense increased 100% in 2006 due primarily to fourth quarter 2005 revisions in previous estimates related to increased costs to plug wells.

General and administrative ("G&A") expenses were 14% higher in 2006 as compared to 2005. The increase in general and administrative expenses is primarily due to higher professional fees for audit and tax services.

Liquidity and Capital Resources
Partnership distributions during the six months ending June 30, 2006 were $361,698, of which $325,604 was distributed to the limited partners and $36,094 to the general partners. Cumulative cash distributions of $6,789,817 have been made to the general and limited partners as of June 30, 2006. As of June 30, 2006, $6,151,378 or $564.92 per limited partner unit has been distributed to the limited partners, representing 113% of contributed capital.

Texas Margin Taxes

In May 2006, the State of Texas adopted House Bill 3, which modified the state's franchise tax structure, replacing the previous tax based on capital or earned surplus with a margin tax (the "Texas Margin Tax") effective with franchise tax reports filed on or after January 1, 2008. The Texas margin Tax is computed by applying the applicable tax rate (1% for the Partnership's business) to the profit margin, which is generally determined by total revenue less either cost of goods sold or compensation as applicable. Although House Bill 3 states that the Texas Margin Tax is not an income tax, the Partnership believes that Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109") applies to the Texas Margin Tax. However the Partnership has determined that the impact of the Texas Margin Tax on the deferred income tax liabilities of the partnership is insignificant at June 30, 2006. The Partnership may be required to record an income tax provision for the Texas Margin Tax in future periods.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the six months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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







Date:  August 11, 2006

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


Date:  August 11, 2006             /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest  Oil & Gas Income  Fund  X-B,
L.P.

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


Date:  August 11, 2006             /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest  Oil & Gas Income  Fund  X-B,
L.P.

                                                               Exhibit 32.1

               CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                          CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. 1350 and in connection with the accompanying report on Form 10-Q for the period ended June 30, 2006 that is being filed concurrently with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of Southwest Oil & Gas Income Fund X-B, L.P. (the "Company"), hereby certifies that:

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

                                   August 11, 2006


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

                                   August 11, 2006