Form 10-Q
period 2006-09-30
SOUTHWEST OIL & GAS INCOME FUND X-B LP
filed 2006-11-14
CIK 859906

1
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2005, which are found in the Registrant's Form 10-K Report for 2005 filed with the Securities and Exchange Commission. The December 31, 2005 balance sheet included herein has been taken from the Registrant's 2005 Form 10-K Report. Operating results for the three and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil and Gas Income Fund X-B, L.P.
                              Balance Sheets

                                 Septembe  December
                                  r 30,      31,
                                   2006      2005
                                  -----     -----
                                 (unaudit
                                   ed)
Asset
--------
Current assets:
 Cash and cash equivalents    $  31,750    73,431
  Receivable  from  Managing     75,463    106,828
General Partner
 Prepaids                        32,384    19,631
                                 --------  --------
                                 ----      ----
   Total current assets          139,597   199,890
                                 --------  --------
                                 ----      ----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       4,192,82  4,192,04
                                 9         1
       Less      accumulated
depreciation,
         depletion       and     3,821,69  3,802,59
amortization                     9         0
                                 --------  --------
                                 ----      ----
      Net   oil   and    gas     371,130   389,451
properties
                                 --------  --------
                                 ----      ----
                              $  510,727   589,341
                                 =======   =======
Liabilities  and   Partners'
Equity
----------------------------
------------

Current     liability      -  $  -         481
distributions payable
                                 --------  --------
                                 ----      ----

Asset retirement obligation      181,408   172,058
                                 --------  --------
                                 ----      ----
Partners' equity:
 General partners                21,582    28,344
 Limited partners                307,737   388,458
                                 --------  --------
                                 ----      ----
   Total partners' equity        329,319   416,802
                                 --------  --------
                                 ----      ----
                              $  510,727   589,341
                                 =======   =======















                  The accompanying notes are an integral
                    part of these financial statements.

                Southwest Oil and Gas Income Fund X-B, L.P.
                         Statements of Operations
                                (unaudited)

                                  Three Months Ended   Nine Months Ended
                                     September 30,       September 30,
                                    2006      2005      2006      2005
                                    -----     -----     -----     -----
Revenues
------------
Oil and Gas                     $ 260,967   317,824   816,085   782,987
Interest                          595       234       1,783     532
                                  --------  --------  --------  --------
                                  --        --        --        --
                                  261,562   318,058   817,868   783,519
                                  --------  --------  --------  --------
                                  --        --        --        --
Expenses
------------
Production                        100,512   99,505    265,016   315,790
Depreciation, depletion and       6,265     7,199     19,109    19,924
amortization
Accretion of asset retirement     3,774     1,828     11,087    5,483
obligation
General and administrative        23,018    20,650    73,441    64,949
                                  --------  --------  --------  --------
                                  --        --        --        --
                                  133,569   129,182   368,653   406,146
                                  --------  --------  --------  --------
                                  --        --        --        --
Net income                      $ 127,993   188,876   449,215   377,373
                                  ======    ======    ======    ======
Net income allocated to:

 Managing General Partner       $ 12,083    17,647    42,149    35,757
                                  ======    ======    ======    ======
 General Partner                $ 1,343     1,961     4,683     3,973
                                  ======    ======    ======    ======
 Limited Partners               $ 114,567   169,268   402,383   337,643
                                  ======    ======    ======    ======
  Per limited partner unit      $   10.52     15.54     36.95     31.01
                                  ======    ======    ======    ======




















                  The accompanying notes are an integral
                    part of these financial statements.

                Southwest Oil and Gas Income Fund X-B, L.P.
                         Statements of Cash Flows
                                (unaudited)

                                          Nine Months Ended
                                            September 30,
                                            2006     2005
                                           -----     -----
Cash flows from operating activities
 Cash received from oil and gas sales  $  834,697   746,701
 Cash paid to suppliers                   (338,71   (382,38
                                          3)        0)
 Interest received                        1,783     532
                                          -------   -------
                                          -----     -----
  Net cash provided by operating          497,767   364,853
activities
                                          -------   -------
                                          -----     -----
Cash flows used in investing
activities
 Additions to oil and gas properties      (2,269)   (2,120)
                                          -------   -------
                                          -----     -----
Cash flows from financing activities
 Distributions to partners                (536,69   (345,00
                                          8)        0)
 (Decrease) increase in distribution      (481)     244
payable
                                          -------   -------
                                          -----     -----
  Net cash flow used in financing         (537,17   (344,75
activities                                9)        6)
                                          -------   -------
                                          -----     -----

  Net (decrease) increase in cash and     (41,681   17,977
cash equivalents                          )

 Beginning of period                      73,431    35,848
                                          -------   -------
                                          -----     -----
 End of period                         $  31,750    53,825
                                          =======   =======
Reconciliation of net income to net
cash
 provided by operating activities

Net income                             $  449,215   377,373

Adjustments to reconcile net income to
net
 cash provided by operating activities

 Depreciation, depletion and              19,109    19,924
amortization
 Accretion of asset retirement            11,087    5,483
obligation
 Settlement of asset retirement
obligations
  for plugged and abandoned wells         (256)     (1,641)
 Decrease (increase) in receivables       18,612    (36,286
                                                    )
                                          -------   -------
                                          -----     -----
Net cash provided by operating         $  497,767   364,853
activities
                                          =======   =======
Noncash investing and financing
activities:

 Decrease in oil and gas properties -  $  (1,481)   (70)
SFAS No. 143
                                          =======   =======






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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2006, and for the three and nine months ended September 30, 2006, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

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

                Southwest Oil & Gas Income Fund X-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

3.   Asset Retirement Obligations

     Changes in abandonment obligations for the nine months ended September 30, 2006 and 2005 are as follows:

                                        2006     2005
                                       -------  -------
Beginning of period                 $  172,058  143,329
Settlement   of  obligations   for     (256)    (1,641)
plugged and abandoned wells
Reduction  of obligations  due  to     (1,481)  -
farmouts
Non-cash reduction of obligations      -        (70)
Accretion expense                      11,087   5,483
                                       -------  -------
                                       -------  -----
End of period                       $  181,408  147,101
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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2006, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

                             Three Months Ended
                               September 30,
                               2006      2005
                              ------    ------
Oil production in            2,876     3,612
barrels
Gas production in mcf        8,538     12,375
Total (BOE)                  4,299     5,675
Average price per barrel  $    68.26
of oil                                 61.21
Average price per mcf of  $     7.57
gas                                    7.82
Partnership               $  175,000   125,000
distributions
Limited partner           $  157,500   112,500
distributions
Per unit distribution to  $    14.46
limited partners                       10.33
Number of limited            10,889    10,889
partner units

Operating Results
The following discussion compares our results for the quarters ended September 30, 2006 and 2005. Unless otherwise indicated, references to 2006 and 2005 within this section refer to the respective quarterly period.

Income from net profits
Oil and gas prices continued to climb to record levels compared to the previous two years. Comparing 2006 to 2005, oil and gas sales decreased $56,900, of which price variances accounted for a $18,200 increase and production variances accounted for a $75,100 decrease.

Production in 2006 (on a BOE basis) was 24% lower than 2005. Our oil production decreased 20% in 2006 due primarily to the production decline on one property. Our gas production decreased 31% in 2006 due primarily to a sharp production decline on a gas well. Also contributing to the decline is lower volumes from three properties that now have a reduced revenue interest as a result of a farmout for development of these properties.

In 2006, our realized oil price was 12% higher than 2005, while our realized gas price was 3% lower. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile. We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $17.54 per BOE in 2005 to $23.38 per BOE in 2006. The increase in oil and gas production costs was due primarily to a cost allocation adjustment on a gas facility.

Expenses
Depletion on a BOE basis increased 15% in 2006. Comparing 2006 to 2005, depletion expense decreased $934, of which rate variances accounted for a $817 increase and production variances accounted for a $1,751 decrease.

Accretion expense increased 106% in 2006 due primarily to fourth quarter 2005 revisions in previous estimates related to increased costs to plug wells.

General and administrative ("G&A") expenses were 11% higher in 2006 as compared to 2005. The increase in G&A expenses was due primarily to higher engineering and audit services.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

                             Nine Months Ended
                               September 30,
                               2006      2005
                              ------    ------
Oil production in            9,409     9,955
barrels
Gas production in mcf        30,156    37,790
Total (BOE)                  14,435    16,253
Average price per barrel  $    65.74
of oil                                 53.94
Average price per mcf of  $     6.55
gas                                    6.51
Partnership               $  536,698   345,000
distributions
Limited partner           $  483,104   310,500
distributions
Per unit distribution to  $    44.37
limited partners                       28.52
Number of limited            10,889    10,889
partner units

Operating Results
The following discussion compares our results for the nine months ended September 30, 2006 and 2005. Unless otherwise indicated, references to 2006 and 2005 within this section refer to the respective nine-month period.

Income from net profits
Oil and gas prices continued to climb to record levels compared to the previous two years. Comparing 2006 to 2005, oil and gas sales increased $33,000, of which price variances accounted for a $112,200 increase and production variances accounted for a $79,200 decrease.

Production in 2006 (on a BOE basis) was 11% lower than 2005. Our oil production decreased 5% in 2006. Our gas production decreased 20% in 2006 due primarily to a sharp production decline on a gas well. Also contributing to the decline is lower volumes from three properties that now have a reduced revenue interest as a result of a farmout for development of these properties.

In 2006, our realized oil price was 22% higher than 2005, while our realized gas price was 1% higher. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile. We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis decreased from $19.43 per BOE in 2005 to $18.36 per BOE in 2006.

Expenses
Depletion on a BOE basis increased 8% in 2006. Comparing 2006 to 2005, depletion expense decreased $815, of which rate variances accounted for a $1,299 increase and production variances accounted for a $2,114 decrease.

Accretion expense increased 102% in 2006 due primarily to fourth quarter 2005 revisions in previous estimates related to increased costs to plug wells.

General and administrative ("G&A") expenses were 13% higher in 2006 as compared to 2005. The increase in general and administrative expenses is primarily due to higher professional fees for audit, tax and engineering services.

Liquidity and Capital Resources
Partnership distributions during the nine months ending September 30, 2006 were $536,698, of which $483,104 was distributed to the limited partners and $53,594 to the general partners. Cumulative cash distributions of $6,964,817 have been made to the general and limited partners as of September 30, 2006. As of September 30, 2006, $6,308,878 or $579.38 per
limited partner unit has been distributed to the limited partners, representing 116% of contributed capital.

Texas Margin Taxes

In May 2006, the State of Texas adopted House Bill 3, which modified the state's franchise tax structure, replacing the previous tax based on capital or earned surplus with a margin tax (the "Texas Margin Tax") effective with franchise tax reports filed on or after January 1, 2008. The Texas margin Tax is computed by applying the applicable tax rate (1% for the Partnership's business) to the profit margin, which is generally determined by total revenue less either cost of goods sold or compensation as applicable. Although House Bill 3 states that the Texas Margin Tax is not an income tax, the Partnership believes that Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109") applies to the Texas Margin Tax. However the Partnership has determined that the impact of the Texas Margin Tax on the deferred income tax liabilities of the partnership is insignificant at September 30, 2006. The Partnership may be required to record an income tax provision for the Texas Margin Tax in future periods.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the nine months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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


Date:  November 13, 2006

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


Date:  November 13, 2006           /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest  Oil & Gas Income  Fund  X-B,
L.P.

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


Date:  November 13, 2006           /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest  Oil & Gas Income  Fund  X-B,
L.P.

                                                               Exhibit 32.1

               CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                          CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. 1350 and in connection with the accompanying report on Form 10-Q for the period ended September 30, 2006 that is being filed concurrently with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of Southwest Oil & Gas Income Fund X-B, L.P. (the "Company"), hereby certifies that:

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

                                   November 13, 2006


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

                                   November 13, 2006