Form 10-Q
period 2007-06-30
SOUTHWEST OIL & GAS INCOME FUND X-B LP
filed 2007-08-13
CIK 859906

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:Yes☒No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

PART I. - FINANCIAL INFORMATION

Item 1.                   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2006, which are found in the Registrant's Form 10-K Report for 2006 filed with the Securities and Exchange Commission.  The December 31, 2006 balance sheet included herein has been taken from the Registrant's 2006 Form 10-K Report.  Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year.

Southwest Oil & Gas Income Fund X-B, L.P.
Balance Sheets

	June 30,	December 31,
	2007	2006
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$50,306	$8,465
Receivable from Managing General Partner	101,522	98,896
New Mexico income tax deposit	45,998	39,767
Total current assets	197,826	147,128

Oil and gas properties - using the full-
cost method of accounting	4,307,140	4,303,837
Less accumulated depreciation,
depletion and amortization	3,848,117	3,831,501
Net oil and gas properties	459,023	472,336

	$656,849	$619,464

Liabilities and Partners' Equity

Asset retirement obligation	$309,928	$296,255

Partners' equity:
General partners	25,746	21,952
Limited partners	321,175	301,257
Total partners' equity	346,921	323,209

	$656,849	$619,464

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund X-B, L.P.
Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues

Oil and gas	$253,875	$286,693	$479,584	$555,118
Interest	305	593	604	1,189
	254,180	287,286	480,188	556,307

Expenses

Production	77,680	94,425	170,356	164,505
Depreciation, depletion and amortization	9,012	6,298	16,616	12,844
Accretion expense	6,878	3,702	13,582	7,313
General and administrative	27,525	27,451	44,380	50,423
	121,095	131,876	244,934	235,085

Net income	$133,085	$155,410	$235,254	$321,222

Net income allocated to:
Managing General Partner	$12,789	$14,554	$22,668	$30,066

General Partner	$1,421	$1,617	$2,519	$3,341

Limited partners	$118,875	$139,239	$210,067	$287,815

Per limited partner unit	$10.92	$12.79	$19.29	$26.43

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund X-B, L.P.
Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:

Cash from oil and gas sales	$467,271	$542,710
Cash paid to suppliers	(214,736)	(215,020)
Interest received	604	1,189
Miscellaneous income	3,456	-
Net cash provided by operating activities	256,595	328,879

Cash flows used in investing activities:

Additions to oil and gas properties	(3,212)	(2,538)

Cash flows from financing activities:

Distributions to partners	(211,542)	(361,698)
Decrease in distributions payable	-	(481)
Net cash used in by financing activities	(211,542)	(362,179)

Net increase (decrease) in cash and cash equivalents	41,841	(35,838)

Beginning of period	8,465	73,431

End of period	$50,306	$37,593

Reconciliation of net income to net
cash provided by operating activities:

Net income	$235,254	$321,222

Adjustments to reconcile net income to
net cash provided by operating activities:

Depreciation, depletion and amortization	16,616	12,844
Accretion expense	13,582	7,313
Settlement of asset retirement obligation for
plugged and abandoned wells	-	(92)
Increase in receivables	(8,857)	(12,408)

Net cash provided by operating activities	$256,595	$328,879

Noncash investing and financing activities:

Increase (decrease) in oil and gas properties –
SFAS No. 143	$91	$(1,481)

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

2.             Summary of Significant Accounting Policies
The interim financial information as of June 30, 2007, and for the three and six months ended June 30, 2007, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Changes in abandonment obligations for the six months ended June 30, 2007 and 2006 are as follows:

	2007	2006
Beginning of period	$296,255	$172,058
Settlement of obligations for plugged and abandoned wells		(92)
Reduction of obligations due to farmouts	(404)	(1,481)
Additional abandonment obligations from additional interest in wells	495	-
Accretion expense	13,582	7,313
End of period	$309,928	$177,798

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of June 30, 2007, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

	Three Months Ended
	June 30,
	2007	2006
Oil production in barrels	2,862	3,227
Gas production in mcf	10,385	10,405
Total (BOE)	4,593	4,961
Average price per barrel of oil	$61.88	$67.69
Average price per mcf of gas	$7.39	$6.56
Partnership distributions	$86,542	$186,698
Limited partner distributions	$77,649	$168,104
Per unit distribution to limited partners	$7.13	$15.44
Number of limited partner units	10,889	10,889

Operating Results
The following discussion compares our results for the quarters ended June 30, 2007 and 2006.  Unless otherwise indicated, references to 2007 and 2006 within this section refer to the respective quarterly period.

Income from net profits
Comparing 2007 to 2006, oil and gas sales decreased $32,818, of which price variances accounted for a $7,980 decrease and production variances accounted for a $24,838 decrease.

Production in 2007 (on a BOE basis) was 7% lower than 2006.  Our oil production decrease 11% in 2007 due primarily to production decline on one property.  Our gas production decreased less than 1% in 2007.

In 2007, our realized oil price was 9% lower than 2006, while our realized gas price was 13% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis decreased from $19.03 per BOE in 2006 to $16.91 per BOE in 2007.  The decrease in oil and gas production costs was due primarily to subsurface repairs on a property in 2006.

Expenses
Depletion on a BOE basis increased 55% in 2007.  Comparing 2007 to 2006, depletion expense increased $2,714, of which rate variances accounted for a $3,182 increase and production variances accounted for a $468 decrease.

Accretion expense increased 86% in 2007 due primarily to revisions in previous estimates related to increased costs to plug wells.

General and administrative (“G&A”) expenses were less than 1% higher in 2006 as compared to 2005.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Six Months Ended
	June 30,
	2007	2006
Oil production in barrels	5,449	6,533
Gas production in mcf	20,330	21,618
Total (BOE)	8,837	10,136
Average price per barrel of oil	$62.72	$64.62
Average price per mcf of gas	$6.78	$6.15
Partnership distributions	$211,542	$361,698
Limited partner distributions	$190,149	$325,604
Per unit distribution to limited partners	$17.46	$29.90
Number of limited partner units	10,889	10,889

Operating Results
The following discussion compares our results for the six months ended June 30, 2007 and 2006.  Unless otherwise indicated, references to 2007 and 2006 within this section refer to the respective six months period.

Income from net profits
Comparing 2007 to 2006, oil and gas sales decreased $75,534, of which price variances accounted for a $2,438 increase and production variances accounted for a $77,972 decrease.

Production in 2007 (on a BOE basis) was 13% lower than 2006.  Our oil production decrease 17% in 2007 due primarily to production decline on one property.  Our gas production decreased 6% in 2007 due primarily to normal production decline.

In 2007, our realized oil price was 3% lower than 2006, while our realized gas price was 10% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $16.23 per BOE in 2006 to $19.28 per BOE in 2007.  The increase in oil and gas production costs was due primarily to subsurface repairs on a well.

Expenses
Depletion on a BOE basis increased 48% in 2007.  Comparing 2007 to 2006, depletion expense increased $3,772, of which rate variances accounted for a $5,418 increase and production variances accounted for a $1,646 decrease.

Accretion expense increased 86% in 2007 due primarily to revisions in previous estimates related to increased costs to plug wells.

General and administrative (“G&A”) expenses were 12% lower in 2007 due primarily to lower postage, tax preparation fees and engineering fees.

Liquidity and Capital Resources
Partnership distributions during the six months ending June 30, 2007 were $211,542, of which $190,149 was distributed to the limited partners and $21,393 to the general partners.  Cumulative cash distributions of $7,276,359 have been made to the general and limited partners as of June 30, 2007.  As of June 30, 2007, $6,589,027 or $605.11 per limited partner unit has been distributed to the limited partners, representing 121% of contributed capital.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the six months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Southwest Oil & Gas Income Fund X-B, L.P.,
a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	August 9, 2007