Form 10-Q
period 2007-09-30
SOUTHWEST OIL & GAS INCOME FUND X-B LP
filed 2007-11-13
CIK 859906

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2006, which are found in the Registrant's Form 10-K Report for 2006 filed with the Securities and Exchange Commission.  The December 31, 2006 balance sheet included herein has been taken from the Registrant's 2006 Form 10-K Report.  Operating results for the three and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year.

Southwest Oil & Gas Income Fund X-B, L.P.
Balance Sheets

	September 30,	December 31,
	2007	2006
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$57,914	$8,465
Receivable from Managing General Partner	138,191	98,896
New Mexico income tax deposit	55,633	39,767
Total current assets	251,738	147,128

Oil and gas properties - using the full-
cost method of accounting	4,307,140	4,303,837
Less accumulated depreciation,
depletion and amortization	3,856,979	3,831,501
Net oil and gas properties	450,161	472,336

	$701,899	$619,464

Liabilities and Partners' Equity

Asset retirement obligation	$316,797	$296,255

Partners' equity:
General partners	30,450	21,952
Limited partners	354,652	301,257
Total partners' equity	385,102	323,209

	$701,899	$619,464

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund X-B, L.P.
Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues

Oil and gas	$296,854	$260,967	$776,437	$816,085
Interest	557	595	1,161	1,783
	297,411	261,562	777,598	817,868

Expenses

Production	84,236	100,512	254,591	265,016
Depreciation, depletion and amortization	8,862	6,265	25,478	19,109
Accretion expense	7,022	3,774	20,604	11,087
General and administrative	24,110	23,018	68,490	73,441
	124,230	133,569	369,163	368,653

Net income	$173,181	$127,993	$408,435	$449,215

Net income allocated to:

Managing General Partner	$16,384	$12,083	$39,052	$42,149

General Partner	$1,820	$1,343	$4,339	$4,683

Limited partners	$154,977	$114,567	$365,044	$402,383

Per limited partner unit	$14.23	$10.52	$33.52	$36.95

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund X-B, L.P.
Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:

Cash from oil and gas sales	$717,820	$834,697
Cash paid to suppliers	(323,234)	(338,713)
Interest received	1,161	1,783
Miscellaneous income	3,456	-
Net cash provided by operating activities	399,203	497,767

Cash flows used in investing activities:

Additions to oil and gas properties	(3,212)	(2,269)

Cash flows from financing activities:

Distributions to partners	(346,542)	(536,698)
Decrease in distributions payable	-	(481)
Net cash used in by financing activities	(346,542)	(537,179)

Net increase (decrease) in cash and cash equivalents	49,449	(41,681)

Beginning of period	8,465	73,431

End of period	$57,914	$31,750

Reconciliation of net income to net
cash provided by operating activities:

Net income	$408,435	$449,215

Adjustments to reconcile net income to
net cash provided by operating activities:

Depreciation, depletion and amortization	25,478	19,109
Accretion expense	20,604	11,087
Settlement of asset retirement obligation for
plugged and abandoned wells	(153)	(256)
(Increase) decrease in receivables	(55,161)	18,612

Net cash provided by operating activities	$399,203	$497,767

Noncash investing and financing activities:

Increase (decrease) in oil and gas properties –
SFAS No. 143	$91	$(1,481)

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

2.            Summary of Significant Accounting Policies
The interim financial information as of September 30, 2007, and for the three and nine months ended September 30, 2007, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Changes in abandonment obligations for the nine months ended September 30, 2007 and 2006 are as follows:

	2007	2006
Beginning of period	$296,255	$172,058
Settlement of obligations for plugged and abandoned wells	(153)	(256)
Reduction of obligations due to farmouts	(404)	(1,481)
Additional abandonment obligations from additional interest in wells	495	-
Accretion expense	20,604	11,087
End of period	$316,797	$181,408

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of September 30, 2007, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

	Three Months Ended
	September 30,
	2007	2006
Oil production in barrels	3,194	2,876
Gas production in mcf	9,671	8,538
Total (BOE)	4,806	4,299
Average price per barrel of oil	$72.80	$68.26
Average price per mcf of gas	$6.65	$7.57
Partnership distributions	$135,000	$175,000
Limited partner distributions	$121,500	$157,500
Per unit distribution to limited partners	$11.16	$14.46
Number of limited partner units	10,889	10,889

Operating Results
The following discussion compares our results for the quarters ended September 30, 2007 and 2006.  Unless otherwise indicated, references to 2007 and 2006 within this section refer to the respective quarterly period.

Income from net profits
Comparing 2007 to 2006, oil and gas sales increased $35,887, of which price variances accounted for a $5,601 increase and production variances accounted for a $30,286 increase.

Production in 2007 (on a BOE basis) was 12% higher than 2006.  Our oil production increased 11% and our gas production increased 13% in 2007 due primarily to a well that was returned to production after being shut-in most of the third quarter of 2006.

In 2007, our realized oil price was 7% higher than 2006, while our realized gas price was 12% lower.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis decreased from $23.38 per BOE in 2006 to $17.53 per BOE in 2007.  The decrease in oil and gas production costs was due primarily to a cost allocation adjustment on a gas facility recorded in 2006.  Also contributing to the higher cost in 2006 was subsurface repairs on an oil well.

Expenses
Depletion on a BOE basis increased 27% in 2007.  Comparing 2007 to 2006, depletion expense increased $2,597, of which rate variances accounted for a $1,858 increase and production variances accounted for a $739 increase.

Accretion expense increased 86% in 2007 due primarily to revisions in previous estimates related to increased costs to plug wells.

General and administrative (“G&A”) expenses were 5% higher in 2007 as compared to 2006.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Nine Months Ended
	September 30,
	2007	2006
Oil production in barrels	8,643	9,409
Gas production in mcf	30,001	30,156
Total (BOE)	13,643	14,435
Average price per barrel of oil	$66.45	$65.74
Average price per mcf of gas	$6.74	$6.55
Partnership distributions	$346,542	$536,698
Limited partner distributions	$311,649	$483,104
Per unit distribution to limited partners	$28.62	$44.37
Number of limited partner units	10,889	10,889

Operating Results
The following discussion compares our results for the nine months ended September 30, 2007 and 2006.  Unless otherwise indicated, references to 2007 and 2006 within this section refer to the respective nine-month period.

Income from net profits
Comparing 2007 to 2006, oil and gas sales decreased $39,648, of which price variances accounted for a $11,720 increase and production variances accounted for a $51,368 decrease.

Production in 2007 (on a BOE basis) was 5% lower than 2006.  Our oil production decreased 8% in 2007 due primarily to production decline on two properties.  Our gas production decreased 1% in 2007.

In 2007, our realized oil price was 1% higher than 2006, while our realized gas price was 3% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $18.36 per BOE in 2006 to $18.66 per BOE in 2007.

Expenses
Depletion on a BOE basis increased 41% in 2007.  Comparing 2007 to 2006, depletion expense increased $6,369, of which rate variances accounted for a $7,417 increase and production variances accounted for a $1,048 decrease.

Accretion expense increased 86% in 2007 due primarily to revisions in previous estimates related to increased costs to plug wells.

General and administrative (“G&A”) expenses were 7% lower in 2007 as compared to 2006.

Liquidity and Capital Resources
Partnership distributions during the nine months ending September 30, 2007 were $346,542, of which $311,649 was distributed to the limited partners and $34,893 to the general partners.  Cumulative cash distributions of $7,411,359 have been made to the general and limited partners as of September 30, 2007.  As of September 30, 2007, $6,710,527 or $616.27 per limited partner unit has been distributed to the limited partners, representing 123% of contributed capital.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the nine months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Southwest Oil & Gas Income Fund X-B, L.P.,
a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	November 13, 2007