Form 10-Q
period 2008-03-31
SOUTHWEST OIL & GAS INCOME FUND X-B LP
filed 2008-05-14
CIK 859906

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes	☒ No

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2007, which are found in the Registrant's Form 10-K Report for 2007 filed with the Securities and Exchange Commission.  The December 31, 2007 balance sheet included herein has been taken from the Registrant's 2007 Form 10-K Report.  Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year.

Southwest Oil & Gas Income Fund X-B, L.P.
Balance Sheets

	March 31,	December 31,
	2008	2007
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$46,298	$47,416
Receivable from Managing General Partner	143,886	121,014
New Mexico income tax deposit	52,908	66,171
Total current assets	243,092	234,601

Oil and gas properties - using the full-
cost method of accounting	4,307,812	4,308,138
Less accumulated depreciation,
depletion and amortization	3,872,331	3,864,366
Net oil and gas properties	435,481	443,772

	$678,573	$678,373

Liabilities and Partners' Equity

Asset retirement obligation	$326,965	$322,601

Partners' equity:
General partners	28,636	28,256
Limited partners	322,972	327,516
Total partners' equity	351,608	355,772

	$678,573	$678,373

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund X-B, L.P.
Statements of Operations
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenues

Oil and gas	$358,491	$225,709
Interest	917	298
Miscellaneous income	14	-
	359,422	226,007

Expenses

Production	101,940	92,675
Depreciation, depletion and amortization	7,965	7,604
Accretion of asset retirement obligations	4,364	6,704
General and administrative	24,317	16,855
	138,586	123,838

Net income	$220,836	$102,169

Net income allocated to:
Managing General Partner	$20,592	$9,879

General partner	$2,288	$1,098

Limited partners	$197,956	$91,192

Per limited partner unit	$18.18	$8.37

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund X-B, L.P.
Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:

Cash from oil and gas sales	$348,882	$228,216
Cash paid to suppliers	(126,257)	(109,530)
Interest received	917	298
Miscellaneous	14	3,456

Net cash provided by operating activities	223,556	122,440

Cash flows from investing activities:

Additions to oil and gas properties	-	(513)
Sale of oil and gas equipment	326	-

Net cash provided by (used in) investing activities	326	(513)

Cash flows used in financing activities:

Distributions to partners	(225,000)	(125,000)

Net decrease in cash and cash equivalents	(1,118)	(3,073)

Beginning of period	47,416	8,465

End of period	$46,298	$5,392

Reconciliation of net income to net cash
provided by operating activities:

Net income	$220,836	$102,169

Adjustments to reconcile net income to net cash
provided by operating activities:

Depreciation, depletion and amortization	7,965	7,604
Accretion of asset retirement obligations	4,364	6,704
(Increase) decrease in receivables and deposits	(9,609)	5,963

Net cash provided by operating activities	$223,556	$122,440

Noncash investing and financing activities:
Increase in oil and gas properties –
SFAS No. 143	$-	$495

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

2.             Summary of Significant Accounting Policies
The interim financial information as of March 31, 2008, and for the three months ended March 31, 2008, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature.  The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Changes in abandonment obligations for the three months ended March 31, 2008 and 2007 are as follows:

	2008	2007
Beginning of period	$322,601	$296,255
Additional abandonment obligations from additional interest in wells	-	495
Accretion expense	4,364	6,704
End of period	$326,965	$303,454

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of March 31, 2008, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

	Three Months Ended
	March 31,
	2008	2007
Oil production in barrels	2,542	2,587
Gas production in mcf	8,611	9,945
Total (BOE)	3,977	4,245
Average price per barrel of oil	$108.18	$63.66
Average price per mcf of gas	$9.70	$6.14
Partnership distributions	$225,000	$125,000
Limited partner distributions	$202,500	$112,500
Per unit distribution to limited partners	$18.60	$10.33
Number of limited partner units	10,889	10,889

Operating Results
The following discussion compares our results for the quarters ended March 31, 2008 and 2007.  Unless otherwise indicated, references to 2008 and 2007 within this section refer to the respective quarterly period.

Income from net profits
Comparing 2008 to 2007, oil and gas sales increased $132,782, of which price variances accounted for a $143,832 increase and production variances accounted for a $11,050 decrease.

Production in 2008 (on a BOE basis) was 6% lower than 2007.  Our oil production decreased 2% in 2008.  Our gas production decreased 13% in 2008 was due primarily to production decline in two properties.

In 2008, our realized oil price was 70% higher than 2007, and our realized gas price was 58% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $21.83 per BOE in 2007 to $25.63 per BOE in 2008.  The increase in oil and gas production costs in 2008 was due primarily to higher production taxes resulting from higher commodity prices.

Expenses
Depletion on a BOE basis increased 12% in 2008.  Comparing 2008 to 2007, depletion expense increased $361, of which rate variances accounted for a $840 increase and production variances accounted for a $479 decrease.

Accretion expense decreased 35% due primarily to the extended economic life of the wells driven by the change in commodity prices.

General and administrative (“G&A”) expenses were 44% higher in 2008 due primarily to increases in audit fees and engineering services.

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

Liquidity and Capital Resources
Partnership distributions during the quarter ending March 31, 2008 were $225,000, of which $202,500 was distributed to the limited partners and $22,500 to the general partners.  Cumulative cash distributions of $7,761,359 have been made to the general and limited partners as of March 31, 2008.  As of March 31, 2008, $7,025,527 or $645.19 per limited partner unit has been distributed to the limited partners, representing 129% of contributed capital.

Recent Accounting Pronouncements
The Partnership adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) (as amended) effective January 1, 2008.  SFAS 157 defines fair value, establishes a framework for measuring fair value, outlines a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements.  The adoption of SFAS 157 had no effect on the Partnership.  As permitted by FSP No. 157-2, the Partnership has not applied the provisions of SFAS 157 to nonfinancial assets and liabilities relating to its asset retirement obligations.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management has concluded that, as of March 31, 2008, our internal control over financial reporting is effective based on those criteria.

PART II. - OTHER INFORMATION

Item 1.                    Legal Proceedings

None

Item 1A.                 Risk Factors

In evaluating all forward-looking statements, you should specifically consider various factors that may cause actual results to vary from those contained in the forward-looking statements.  Our risk factors are included in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the U.S. Securities and Exchange Commission on March 28, 2008 and available at www.sec.gov.  There have been no material changes to these risk factors since the filing of our Form 10-K.

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

Southwest Oil & Gas Income Fund X-B, L.P.,
a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	May 14, 2008