Form 10-Q
period 2008-06-30
SOUTHWEST OIL & GAS INCOME FUND X-B LP
filed 2008-08-14
CIK 859906

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2007, which are found in the Registrant's Form 10-K Report for 2007 filed with the Securities and Exchange Commission.  The December 31, 2007 balance sheet included herein has been taken from the Registrant's 2007 Form 10-K Report.  Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year.

Southwest Oil & Gas Income Fund X-B, L.P.
Balance Sheets

	June 30,	December 31,
	2008	2007
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$48,744	$47,416
Receivable from Managing General Partner	197,172	121,014
New Mexico income tax deposit	53,873	66,171
Total current assets	299,789	234,601

Oil and gas properties - using the full-
cost method of accounting	4,301,709	4,308,138
Less accumulated depreciation,
depletion and amortization	3,880,400	3,864,366
Net oil and gas properties	421,309	443,772

	$721,098	$678,373

Liabilities and Partners' Equity

Asset retirement obligation	$322,728	$322,601

Partners' equity:
General partners	34,219	28,256
Limited partners	364,151	327,516
Total partners' equity	398,370	355,772

	$721,098	$678,373

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund X-B, L.P.
Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues

Oil and gas	$441,330	$253,875	$799,822	$479,584
Interest	123	305	1,040	604
Miscellaneous income	-	-	14	-
	441,453	254,180	800,876	480,188

Expenses

Production	139,541	77,680	241,483	170,356
Depreciation, depletion and amortization	8,069	9,012	16,034	16,616
Accretion expense	2,058	6,878	6,421	13,582
General and administrative	31,844	27,525	56,161	44,380
	181,512	121,095	320,099	244,934

Net income	$259,941	$133,085	$480,777	$235,254

Net income allocated to:
Managing General Partner	$24,121	$12,789	$44,713	$22,668

General Partner	$2,680	$1,421	$4,968	$2,519

Limited partners	$233,140	$118,875	$431,096	$210,067

Per limited partner unit	$21.41	$10.92	$39.59	$19.29

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund X-B, L.P.
Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:

Cash from oil and gas sales	$735,962	$467,271
Cash paid to suppliers	(297,644)	(214,736)
Interest received	1,040	604
Miscellaneous income	14	3,456
Net cash provided by operating activities	439,372	256,595

Cash flows from investing activities:

Additions to oil and gas properties	-	(3,212)
Proceeds of oil and gas properties	135	-
Net cash provided by (used in) investing activities	135	(3,212)

Cash flows used in financing activities:

Distributions to partners	(438,179)	(211,542)

Net increase in cash and cash equivalents	1,328	41,841

Beginning of period	47,416	8,465

End of period	$48,744	$50,306

Reconciliation of net income to net
cash provided by operating activities:

Net income	$480,777	$235,254

Adjustments to reconcile net income to
net cash provided by operating activities:

Depreciation, depletion and amortization	16,034	16,616
Accretion expense	6,421	13,582
Increase in receivables	(63,860)	(8,857)

Net cash provided by operating activities	$439,372	$256,595

Noncash investing and financing activities:

(Decrease) increase in oil and gas properties –
SFAS No. 143	$(6,294)	$91

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

2.              Summary of Significant Accounting Policies
The interim financial information as of June 30, 2008, and for the three and six months ended June 30, 2008, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Changes in abandonment obligations for the six months ended June 30, 2008 and 2007 are as follows:

	2008	2007
Beginning of period	$322,601	$296,255
Revision of estimates	(6,294)	-
Reduction of obligations due to farmouts	-	(404)
Additional abandonment obligations from additional interest in wells	-	495
Accretion expense	6,421	13,582
End of period	$322,728	$309,928

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Oil and Gas Properties
Oil and gas properties are accounted for at cost under the full-cost method.  The Partnership’s capitalized costs of all evaluated properties (including costs of unsuccessful drilling efforts) within each cost center are amortized on the unit-of-production basis using total proved reserves for that cost center.  All cost centers for these Partnerships are located within the United States.  Gain or loss on the sale of oil and gas properties is not recognized unless significant oil and gas reserves are sold.

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of June 30, 2008, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

	Three Months Ended
	June 30,
	2008	2007
Oil production in barrels	2,773	2,862
Gas production in mcf	9,744	10,385
Total (BOE)	4,397	4,593
Average price per barrel of oil	$120.59	$61.88
Average price per mcf of gas	$10.97	$7.39
Partnership distributions	$213,179	$86,542
Limited partner distributions	$191,961	$77,649
Per unit distribution to limited partners	$17.63	$7.13
Number of limited partner units	10,889	10,889

Operating Results
The following discussion compares our results for the quarters ended June 30, 2008 and 2007.  Unless otherwise indicated, references to 2008 and 2007 within this section refer to the respective quarterly period.

Oil and gas operating results
Comparing 2008 to 2007, oil and gas sales increased $187,455, of which price variances accounted for a $197,701 increase and production variances accounted for a $10,246 decrease.

Production in 2008 (on a BOE basis) was 4% lower than 2007.  Our oil production decrease 3% in 2008.  Our gas production decreased 6% in 2008.

In 2008, our realized oil price was 95% higher than 2007, while our realized gas price was 48% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Expenses
Oil and gas production costs on a BOE basis increased from $16.91 per BOE in 2007 to $31.74 per BOE in 2008.  The increase in oil and gas production costs in 2008 was due primarily to increased operating and repair costs.  Also contributing to the increase was higher production taxes resulting from the higher commodity prices.

Depletion on a BOE basis decreased 6% in 2008.  Comparing 2008 to 2007, depletion expense decreased $943, of which rate variances accounted for a $559 decrease and production variances accounted for a $384 decrease.

Accretion expense decreased 70% in 2008 due primarily to changes in asset retirement obligations.

General and administrative (“G&A”) expenses were 16% higher in 2008 due primarily to increases in professional fees.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Six Months Ended
	June 30,
	2008	2007
Oil production in barrels	5,315	5,449
Gas production in mcf	18,355	20,330
Total (BOE)	8,374	8,837
Average price per barrel of oil	$114.66	$62.72
Average price per mcf of gas	$10.37	$6.78
Partnership distributions	$438,179	$211,542
Limited partner distributions	$394,461	$190,149
Per unit distribution to limited partners	$36.23	$17.46
Number of limited partner units	10,889	10,889

Operating Results
The following discussion compares our results for the six months ended June 30, 2008 and 2007.  Unless otherwise indicated, references to 2008 and 2007 within this section refer to the respective six months period.

Oil and gas operating results
Comparing 2008 to 2007, oil and gas sales increased $320,238, of which price variances accounted for a $342,030 increase and production variances accounted for a $21,792 decrease.

Production in 2008 (on a BOE basis) was 5% lower than 2007.  Our oil production decrease 2% in 2008.  Our gas production decreased 10% in 2008 due primarily to production decline on one property.

In 2008, our realized oil price was 83% higher than 2007, while our realized gas price was 53% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Expenses
Oil and gas production costs on a BOE basis increased from $19.28 per BOE in 2007 to $28.84 per BOE in 2008.  The increase in oil and gas production costs in 2008 was due primarily to increases in operating and repair costs on two properties.  Also contributing to the increase was higher production taxes resulting from the higher commodity prices.

Depletion on a BOE basis increased 2% in 2008.  Comparing 2008 to 2007, depletion expense decreased $582, of which rate variances accounted for a $289 increase and production variances accounted for a $871 decrease.

Accretion expense decreased 53% in 2008 due primarily to changes in asset retirement obligations.

General and administrative (“G&A”) expenses were 27% higher in 2008 due primarily to increases in professional fees.

Texas Margin Taxes
In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with a margin tax (the “Texas Margin Tax”) effective with franchise tax reports filed on or after January 1, 2008. The Texas margin Tax is computed by applying the applicable tax rate (1% for the Partnership’s business) to the profit margin, which is generally determined by total revenue less either cost of goods sold or compensation as applicable. Although House Bill 3 states that the Texas Margin Tax is not an income tax, the Partnership believes that Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS 109”) applies to the Texas Margin Tax. However the Partnership believes, based on its interpretation, that the Texas Margin Tax does not apply to the Partnership because it qualifies under the passive entity exclusion.  Since no partner owns more than 50%.  If any partner were to increase its total ownership interest in the Partnership to more than 50% the Partnership would become subject to the Texas Margin Tax.

Liquidity and Capital Resources
Partnership distributions during the six months ending June 30, 2008 were $438,179, of which $394,461 was distributed to the limited partners and $43,718 to the general partners.  Cumulative cash distributions of $7,974,538 have been made to the general and limited partners as of June 30, 2008.  As of June 30, 2008, $7,217,488 or $662.82 per limited partner unit has been distributed to the limited partners, representing 133% of contributed capital.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the six months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management has concluded that, as of June 30, 2008, our internal control over financial reporting is effective based on those criteria.

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

Southwest Oil & Gas Income Fund X-B, L.P.,
a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	August 14, 2008