Form 10-Q
period 2008-09-30
SOUTHWEST OIL & GAS INCOME FUND X-B LP
filed 2008-11-14
CIK 859906

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2007, which are found in the Registrant's Form 10-K Report for 2007 filed with the Securities and Exchange Commission.  The December 31, 2007 balance sheet included herein has been taken from the Registrant's 2007 Form 10-K Report.  Operating results for the three and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year.

Southwest Oil & Gas Income Fund X-B, L.P.
Balance Sheets

	September 30,	December 31,
	2008	2007
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$49,757	$47,416
Receivable from Managing General Partner	165,596	121,014
New Mexico income tax deposit	70,397	66,171
Total current assets	285,750	234,601

Oil and gas properties - using the full-
cost method of accounting	4,302,816	4,308,138
Less accumulated depreciation,
depletion and amortization	3,889,176	3,864,366
Net oil and gas properties	413,640	443,772

	$699,390	$678,373

Liabilities and Partners' Equity

Asset retirement obligation	$330,030	$322,601

Partners' equity:
General partners	32,196	28,256
Limited partners	337,164	327,516
Total partners' equity	369,360	355,772

	$699,390	$678,373

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund X-B, L.P.
Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues

Oil and gas	$431,522	$296,854	$1,231,343	$776,437
Interest	154	557	1,194	1,161
Miscellaneous income	-	-	14	-
	431,676	297,411	1,232,551	777,598

Expenses

Production	141,834	84,236	383,317	254,591
Depreciation, depletion and amortization	8,776	8,862	24,810	25,478
Accretion expense	7,302	7,022	13,723	20,604
General and administrative	22,773	24,110	78,934	68,490
	180,685	124,230	500,784	369,163

Net income	$250,991	$173,181	$731,767	$408,435

Net income allocated to:

Managing General Partner	$23,379	$16,384	$68,092	$39,052

General Partner	$2,598	$1,820	$7,566	$4,339

Limited partners	$225,014	$154,977	$656,109	$365,044

Per limited partner unit	$20.66	$14.23	$60.25	$33.52

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund X-B, L.P.
Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:

Cash from oil and gas sales	$1,182,535	$717,820
Cash paid to suppliers	(462,251)	(323,234)
Interest received	1,194	1,161
Miscellaneous income	14	3,456
Net cash provided by operating activities	721,492	399,203

Cash flows used in investing activities:

Additions to oil and gas properties	(972)	(3,212)

Cash flows used in financing activities:

Distributions to partners	(718,179)	(346,542)

Net increase in cash and cash equivalents	2,341	49,449

Beginning of period	47,416	8,465

End of period	$49,757	$57,914

Reconciliation of net income to net
cash provided by operating activities:

Net income	$731,767	$408,435

Adjustments to reconcile net income to
net cash provided by operating activities:

Depreciation, depletion and amortization	24,810	25,478
Accretion expense	13,723	20,604
Settlement of asset retirement obligation for
plugged and abandoned wells	-	(153)
Increase in receivables	(48,808)	(55,161)

Net cash provided by operating activities	$721,492	$399,203

Noncash investing and financing activities:

(Decrease) increase in oil and gas properties –
SFAS No. 143	$(6,294)	$91

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

2.              Summary of Significant Accounting Policies
The interim financial information as of September 30, 2008, and for the three and nine months ended September 30, 2008, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Changes in abandonment obligations for the nine months ended September 30, 2008 and 2007 are as follows:

	2008	2007
Beginning of period	$322,601	$296,255
Settlement of obligations for plugged and abandoned wells	-	(153)
Reduction of obligations due to farmouts	-	(404)
Additional abandonment obligations from additional interest in wells	-	495
Revisions of estimates	(6,294)	-
Accretion expense	13,723	20,604
End of period	$330,030	$316,797

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Oil and Gas Properties
The Partnership uses the full cost method of accounting for its oil and gas producing activities.  Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves are capitalized.  Depletion is provided using the unit-of production method based upon estimates of proved oil and gas reserves.  The amortizable base includes estimated future development costs and dismantlement, restoration and abandonment costs, net of estimated salvage value.  All of the Partnership’s oil and gas properties are located within the United States.  Gain or loss on the sale of oil and gas properties is not recognized unless significant oil and gas reserves are sold.

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of September 30, 2008, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

	Three Months Ended
	September 30,
	2008	2007
Oil production in barrels	2,889	3,194
Gas production in mcf	8,617	9,671
Total (BOE)	4,325	4,806
Average price per barrel of oil	$116.90	$72.80
Average price per mcf of gas	$10.88	$6.65
Partnership distributions	$280,000	$135,000
Limited partner distributions	$252,000	$121,500
Per unit distribution to limited partners	$23.14	$11.16
Number of limited partner units	10,889	10,889

Operating Results
The following discussion compares our results for the quarters ended September 30, 2008 and 2007.  Unless otherwise indicated, references to 2008 and 2007 within this section refer to the respective quarterly period.

Revenues
Comparing 2008 to 2007, oil and gas sales increased $134,668, of which price variances accounted for a $163,883 increase and production variances accounted for a $29,215 decrease.

Production in 2008 (on a BOE basis) was 10% lower than 2007.  Our oil production decreased 10% due primarily to the production decline on one property.  Our gas production decreased 11% in 2008 due primarily to the volume decline on one property.

In 2008, our realized oil price was 61% higher than 2007, while our realized gas price was 64% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Expenses
Oil and gas production costs on a BOE basis increased from $17.53 per BOE in 2007 to $32.79 per BOE in 2008.  The increase in oil and gas production costs in 2008 was due primarily to the increase in lease operating expenses on three properties.  Also contributing to the increase was higher production taxes resulting from higher commodity prices.

Depletion on a BOE basis increased 10% in 2008.  Comparing 2008 to 2007, depletion expense decreased $86, of which rate variances accounted for a $800 increase and production variances accounted for a $886 decrease.

Accretion expense increased 4% in 2008 as compared to 2007.

General and administrative (“G&A”) expenses were 6% lower in 2008 as compared to 2007.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Nine Months Ended
	September 30,
	2008	2007
Oil production in barrels	8,204	8,643
Gas production in mcf	26,972	30,001
Total (BOE)	12,699	13,643
Average price per barrel of oil	$115.45	$66.45
Average price per mcf of gas	$10.54	$6.74
Partnership distributions	$718,179	$346,542
Limited partner distributions	$646,461	$311,649
Per unit distribution to limited partners	$59.37	$28.62
Number of limited partner units	10,889	10,889

Operating Results
The following discussion compares our results for the nine months ended September 30, 2008 and 2007.  Unless otherwise indicated, references to 2008 and 2007 within this section refer to the respective nine-month period.

Revenues
Comparing 2008 to 2007, oil and gas sales increased $454,906, of which price variances accounted for a $504,485 increase and production variances accounted for a $49,579 decrease.

Production in 2008 (on a BOE basis) was 7% lower than 2007.  Our oil production decreased 5% in 2008.  Our gas production decreased 10% in 2008 due primarily to the volume decline on one property.

In 2008, our realized oil price was 74% higher than 2007, while our realized gas price was 56% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Expenses
Oil and gas production costs on a BOE basis increased from $18.66 per BOE in 2007 to $30.18 per BOE in 2008.  The increase in oil and gas production costs in 2008 was due primarily to the increase in lease operating expenses on three properties.  Also contributing to the increase was higher production taxes resulting from higher commodity prices.

Depletion on a BOE basis increased 5% in 2008.  Comparing 2008 to 2007, depletion expense decreased $668, of which rate variances accounted for a $1,095 increase and production variances accounted for a $1,763 decrease.

Accretion expense decreased 33% in 2008 due primarily to changes in estimates of asset retirement obligations.

General and administrative (“G&A”) expenses were 15% higher in 2008 due primarily to increases in professional fees.

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

Liquidity and Capital Resources
Partnership distributions during the nine months ending September 30, 2008 were $718,179, of which $646,461 was distributed to the limited partners and $71,718 to the general partners.  Cumulative cash distributions of $8,254,538 have been made to the general and limited partners as of September 30, 2008.  As of September 30, 2008, $7,469,488 or $685.97 per limited partner unit has been distributed to the limited partners, representing 137% of contributed capital.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the nine months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management has concluded that, as of September 30, 2008, our internal control over financial reporting is effective based on those criteria.

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

Southwest Oil & Gas Income Fund X-B, L.P.,
a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	November 12, 2008