Form 10-Q
period 2009-09-30
SOUTHWEST OIL & GAS INCOME FUND X-B LP
filed 2009-11-16
CIK 859906

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2008, which are found in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.  The December 31, 2008 balance sheet included herein has been taken from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008.  Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full year.

Southwest Oil & Gas Income Fund X-B, L.P.
Balance Sheets

	September 30,	December 31,
	2009	2008
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$43,338	$66,832
Receivable from Managing General Partner	48,212	8,370
New Mexico income tax deposit	56,072	53,107
Total current assets	147,622	128,309

Oil and gas properties - using the full-
cost method of accounting	4,267,543	4,308,340
Less accumulated depreciation,
depletion and amortization	3,928,318	3,896,845
Net oil and gas properties	339,225	411,495

	$486,847	$539,804

Liabilities and Partners' Equity

Asset retirement obligation	$289,116	$324,668

Partners' equity:
General partners	18,610	17,540
Limited partners	179,121	197,596
Total partners' equity	197,731	215,136

	$486,847	$539,804

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund X-B, L.P.
Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues

Oil and gas	$215,744	$431,522	$512,179	$1,231,343
Interest	25	154	60	1,194
Miscellaneous income	-	-	141	14
	215,769	431,676	512,380	1,232,551

Expenses

Production	92,987	141,834	283,572	383,317
Depreciation, depletion and amortization	9,388	8,776	31,473	24,810
Accretion expense	6,234	7,302	20,861	13,723
General and administrative	26,149	22,773	79,261	78,934
	134,758	180,685	415,167	500,784

Net income	$81,011	$250,991	$97,213	$731,767

Net income allocated to:

Managing General Partner	$8,136	$23,379	$11,582	$68,092

General Partner	$904	$2,598	$1,287	$7,566

Limited partners	$71,971	$225,014	$84,344	$656,109

Per limited partner unit	$6.61	$20.66	$7.75	$60.25

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund X-B, L.P.
Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:

Cash from oil and gas sales	$469,372	$1,182,535
Cash paid to suppliers	(375,180)	(462,251)
Interest received	60	1,194
Miscellaneous income	141	14
Net cash provided by operating activities	94,393	721,492

Cash flows used in investing activities:

Additions to oil and gas properties	(3,269)	(972)

Cash flows used in financing activities:

Distributions to partners	(114,618)	(718,179)

Net (decrease) increase in cash and cash equivalents	(23,494)	2,341

Beginning of period	66,832	47,416

End of period	$43,338	$49,757

Reconciliation of net income to net
cash provided by operating activities:

Net income	$97,213	$731,767

Adjustments to reconcile net income to
net cash provided by operating activities:

Depreciation, depletion and amortization	31,473	24,810
Accretion expense	20,861	13,723
Settlement of asset retirement obligation for
plugged and abandoned wells	(12,347)	-
Increase in receivables	(42,807)	(48,808)

Net cash provided by operating activities	$94,393	$721,492

Noncash investing and financing activities:

Decrease in oil and gas properties –
Asset retirement obligations	$(44,066)	$(6,294)

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

2.             Summary of Significant Accounting Policies
The interim financial information as of September 30, 2009, and for the three and nine months ended September 30, 2009, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.

Southwest Oil & Gas Income Fund X-B, L.P.

Notes to Financial Statements

3.             Abandonment Obligations
The Partnership follows the provisions of ASC topic 410-20, formerly SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”).  ASC topic 410-20 requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible, long-lived assets and capitalize an equal amount as a cost of the asset.  The cost associated with the abandonment obligations, along with any estimated salvage value, is included in the computation of depreciation, depletion and amortization.

Changes in abandonment obligations for the nine months ended September 30, 2009 and 2008 are as follows:

	2009	2008
Beginning of period	$324,668	$322,601
Settlement of obligations for plugged and abandoned wells	(12,347)	-
Revisions of estimates	(44,066)	(6,294)
Accretion expense	20,861	13,723
End of period	$289,116	$330,030

4.             Recent Accounting Pronouncements
Effective July 1, 2009, the Partnership adopted SFAS No. 168, “The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”) superseded by topic 105-10-5 of the FASB Accounting Standards Codification (“ASC”).  SFAS 168 establishes the ASC as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption did not have a material impact on our financial statements.

Effective April 1, 2009, the Partnership adopted SFAS No. 165, “Subsequent Events” (“SFAS 165”) (superseded by ASC topic 855-10-5), which establishes principles and requirements for disclosure of subsequent events.  It establishes the period after the balance sheet date during which events or transactions are to be evaluated for potential disclosure.  It also establishes the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date. The adoption of SFAS 165 did not have a material impact on our disclosure of subsequent events.

In December 2008, the SEC released Final Rule, “Modernization of Oil and Gas Reporting”. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (1) report the independence and qualifications of its reserves preparer or auditor, (2) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit, and (3) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The new disclosure requirements are effective for financial statements for fiscal years ending on or after December 31, 2009. The effect of adopting the SEC rule has not been determined, but it is not expected to have a significant effect on our reported financial position or results of operations.

5.             Subsequent Events
The Partnership has evaluated events and transactions that occurred after the balance sheet date of September 30, 2009 through November 16, 2009, the date the financial statements were available to be issued.  The Partnership did not have any subsequent events that would require recognition in the financial statements or disclosures in these notes to the financial statements.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of September 30, 2009, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

	Three Months Ended
	September 30,
	2009	2008
Oil production in barrels	2,781	2,889
Gas production in mcf	8,596	8,617
Total (BOE)	4,214	4,325
Average price per barrel of oil	$63.81	$116.90
Average price per mcf of gas	$4.46	$10.88
Partnership distributions	$65,000	$280,000
Limited partner distributions	$58,500	$252,000
Per unit distribution to limited partners	$5.37	$23.14
Number of limited partner units	10,889	10,889

Operating Results
The following discussion compares our results for the quarters ended September 30, 2009 and 2008.  Unless otherwise indicated, references to 2009 and 2008 within this section refer to the respective quarterly period.

Revenues
Comparing 2009 to 2008, oil and gas sales decreased $215,778, of which price variances accounted for a $202,924 decrease and production variances accounted for a $12,854 decrease.

Production in 2009 (on a BOE basis) was 3% lower than 2008.  Our oil production decreased 4% in 2009.  Our gas production decreased less than 1% in 2009.

In 2009, our realized oil price was 45% lower than 2008, while our realized gas price was 59% lower.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Expenses
Oil and gas production costs on a BOE basis decreased from $32.79 per BOE in 2008 to $22.07 per BOE in 2009.  The decrease in oil and gas production costs in 2009 was due primarily to higher operating expenses on two properties in 2008.

Depletion on a BOE basis increased 10% in 2009.  Comparing 2009 to 2008, depletion expense increased $612, of which rate variances accounted for a $838 increase and production variances accounted for a $226 decrease.

Accretion expense decreased 15% in 2009 as compared to 2008 due primarily to changes in asset retirement obligations.

General and administrative (“G&A”) expenses were 15% higher in 2009 due primarily to increases in professional fees.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Nine Months Ended
	September 30,
	2009	2008
Oil production in barrels	7,948	8,204
Gas production in mcf	23,144	26,972
Total (BOE)	11,805	12,699
Average price per barrel of oil	$52.18	$115.45
Average price per mcf of gas	$4.21	$10.54
Partnership distributions	$114,618	$718,179
Limited partner distributions	$102,819	$646,461
Per unit distribution to limited partners	$9.44	$59.37
Number of limited partner units	10,889	10,889

Operating Results
The following discussion compares our results for the nine months ended September 30, 2009 and 2008.  Unless otherwise indicated, references to 2009 and 2008 within this section refer to the respective nine month period.

Revenues
Comparing 2009 to 2008, oil and gas sales decreased $719,164, of which price variances accounted for a $649,272 decrease and production variances accounted for a $69,892 decrease.

Production in 2009 (on a BOE basis) was 7% lower than 2008.  Our oil production decreased 3% in 2009.  Our gas production decreased 14% in 2009 due primarily to the gas sales pipeline for a field being out of service during part of 2009.

In 2009, our realized oil price was 55% lower than 2008, while our realized gas price was 60% lower.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Expenses
Oil and gas production costs on a BOE basis decreased from $30.18 per BOE in 2008 to $24.02 per BOE in 2009.  The decrease in oil and gas production costs in 2009 was due primarily to lower production taxes resulting from lower oil and gas revenues.  Also contributing to the decrease were higher surface and subsurface repairs on a property in 2008.

Depletion on a BOE basis increased 36% in 2009.  Comparing 2009 to 2008, depletion expense increased $6,663, of which rate variances accounted for a $8,410 increase and production variances accounted for a $1,747 decrease.

Accretion expense increased 52% in 2009 due primarily to changes in asset retirement obligations.

General and administrative (“G&A”) expenses were less than 1% higher in 2009 than 2008.

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

Liquidity and Capital Resources
Partnership distributions during the nine months ending September 30, 2009 were $114,618, of which $102,819 was distributed to the limited partners and $11,799 to the general partners.  Cumulative cash distributions of $8,464,156 have been made to the general and limited partners as of September 30, 2009.  As of September 30, 2009, $7,657,807 or $703.26 per limited partner unit has been distributed to the limited partners, representing 141% of contributed capital.

Recent Accounting Pronouncements
Effective July 1, 2009, the Partnership adopted SFAS No. 168, “The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”) superseded by topic 105-10-5 of the FASB Accounting Standards Codification (“ASC”).  SFAS 168 establishes the ASC as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption did not have a material impact on our financial statements.

Effective April 1, 2009, the Partnership adopted SFAS No. 165, “Subsequent Events” (“SFAS 165”) (superseded by ASC topic 855-10-5), which establishes principles and requirements for disclosure of subsequent events.  It establishes the period after the balance sheet date during which events or transactions are to be evaluated for potential disclosure.  It also establishes the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date. The adoption of SFAS 165 did not have a material impact on our disclosure of subsequent events.

In December 2008, the SEC released Final Rule, “Modernization of Oil and Gas Reporting”. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (1) report the independence and qualifications of its reserves preparer or auditor, (2) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit, and (3) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The new disclosure requirements are effective for financial statements for fiscal years ending on or after December 31, 2009. The effect of adopting the SEC rule has not been determined, but it is not expected to have a significant effect on our reported financial position or results of operations.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the nine months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Southwest Oil & Gas Income Fund X-B, L.P.,
a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	November 16, 2009