Form 10-Q
period 2010-03-31
SOUTHWEST OIL & GAS INCOME FUND X-B LP
filed 2010-05-14
CIK 859906

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2009, which are found in the Registrant's Form 10-K Report for 2009 filed with the Securities and Exchange Commission.  The December 31, 2009 balance sheet included herein has been taken from the Registrant's 2009 Form 10-K Report.  Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full year.

Southwest Oil & Gas Income Fund X-B, L.P.
Balance Sheets

	March 31,	December 31,
	2010	2009
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$50,407	$54,536
Receivable from Managing General Partner	62,673	86,237
New Mexico income tax deposit	36,742	28,179
Total current assets	149,822	168,952

Oil and gas properties - using the full-
cost method of accounting	4,273,907	4,267,893
Less accumulated depreciation,
depletion and amortization	3,945,928	3,938,047
Net oil and gas properties	327,979	329,846

	$477,801	$498,798

Liabilities and Partners' Equity

Asset retirement obligation	$299,647	$295,569

Partners' equity:
General partners	18,413	20,132
Limited partners	159,741	183,097
Total partners' equity	178,154	203,229

	$477,801	$498,798

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund X-B, L.P.
Statements of Operations
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
Revenues

Oil and gas	$239,409	$116,142
Interest	37	24
Miscellaneous income	-	141
	239,446	116,307

Expenses

Production	109,272	107,301
Depreciation, depletion and amortization	7,881	12,099
Accretion of asset retirement obligations	4,218	7,358
General and administrative	28,150	30,334
	149,521	157,092

Net income (loss)	$89,925	$(40,785)

Net income (loss) allocated to:

Managing General Partner	$8,803	$(2,582)

General partner	$978	$(287)

Limited partners	$80,144	$(37,916)

Per limited partner unit	$7.36	$(3.48)

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund X-B, L.P.
Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:

Cash from oil and gas sales	$254,410	$109,043
Cash paid to suppliers	(137,422)	(138,049)
Interest received	37	24
Miscellaneous	-	141

Net cash provided by (used in) operating activities	117,025	(28,841)

Cash flows used in investing activities:

Additions to oil and gas properties	(6,154)	(3,047)

Cash flows used in financing activities:

Distributions to partners	(115,000)	(15,000)

Net decrease in cash and cash equivalents	(4,129)	(46,888)

Beginning of period	54,536	66,832

End of period	$50,407	$19,944

Reconciliation of net income (loss) to net cash
provided by operating activities:

Net income (loss)	$89,925	$(40,785)

Adjustments to reconcile net income (loss) to net
cash provided by operating activities:

Depreciation, depletion and amortization	7,881	12,099
Accretion of asset retirement obligations	4,218	7,358
Settlement of asset retirement obligations
for plugged and abandoned wells	-	(414)
Decrease (increase) in receivables and deposits	15,001	(7,099)

Net cash provided by (used in) operating activities	$117,025	$(28,841)

Noncash investing and financing activities:
Decrease in oil and gas properties –
Asset retirement obligations	$(140)	$-

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

2.             Summary of Significant Accounting Policies
The interim financial information as of March 31, 2010, and for the three months ended March 31, 2010, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature.  The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Changes in abandonment obligations for the three months ended March 31, 2010 and 2009 are as follows:

	2010	2009
Beginning of period	$295,569	$324,668
Reduction of obligations due to wells plugged and abandoned	-	(414)
Revision of previous estimates	(140)	-
Accretion expense	4,218	7,358
End of period	$299,647	$331,612

4.             Subsequent Events
The Partnership has evaluated events and transactions that occurred after the balance sheet date of March 31, 2010.  The Partnership did not have any subsequent events that would require recognition in the financial statements or disclosures in these notes to the financial statements.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of March 31, 2010, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

	Three Months Ended
	March 31,
	2010	2009
Oil production in barrels	2,495	2,407
Gas production in mcf	7,517	6,356
Total (BOE)	3,748	3,466
Average price per barrel of oil	$75.37	$37.15
Average price per mcf of gas	$6.83	$4.20
Partnership distributions	$115,000	$15,000
Limited partner distributions	$103,500	$13,500
Per unit distribution to limited partners	$9.51	$1.24
Number of limited partner units	10,889	10,889

Operating Results
The following discussion compares our results for the quarters ended March 31, 2010 and 2009.  Unless otherwise indicated, references to 2010 and 2009 within this section refer to the respective quarterly period.

Revenues
Comparing 2010 to 2009, oil and gas sales increased $123,267, of which price variances accounted for a $115,117 increase and production variances accounted for a $8,150 increase.

Production in 2010 (on a BOE basis) was 8% higher than 2009.  Our oil production increased 4% in 2010.  Our gas production was 18% higher in 2010 than 2009 due primarily to the gas sales pipeline for field being out of service during part of 2009.

In 2010, our realized oil price was 103% higher than 2009, and our realized gas price was 63% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Expenses
Oil and gas production costs on a BOE basis decreased from $30.96 per BOE in 2009 to $29.15 per BOE in 2010.

Depletion on a BOE basis decreased 40% in 2010.  Comparing 2010 to 2009, depletion expense decreased $4,218, of which rate variances accounted for a $5,201 decrease and production variances accounted for a $983 increase.

Accretion expense decreased 43% due primarily to a number of wells that reached their estimated plug and abandonment date at the end of 2009.

General and administrative (“G&A”) expenses were 7% lower in 2010 compared to 2009.

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

Liquidity and Capital Resources
Partnership distributions during the quarter ending March 31, 2010 were $115,000, of which $103,500 was distributed to the limited partners and $11,500 to the general partners.  Cumulative cash distributions of $8,669,156 have been made to the general and limited partners as of March 31, 2010.  As of March 31, 2010, $7,842,307 or $720.20 per limited partner unit has been distributed to the limited partners, representing 144% of contributed capital.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1.                   Legal Proceedings

None

Item 1A.                 Risk Factors

In evaluating all forward-looking statements, you should specifically consider various factors that may cause actual results to vary from those contained in the forward-looking statements.  Our risk factors are included in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the U.S. Securities and Exchange Commission on March 31, 2010 and available at www.sec.gov.  There have been no material changes to these risk factors since the filing of our Form 10-K.

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

Southwest Oil & Gas Income Fund X-B, L.P.,
a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	May 14, 2010