Form 10-Q
period 2010-06-30
SOUTHWEST OIL & GAS INCOME FUND X-B LP
filed 2010-08-13
CIK 859906

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2009, which are found in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.  The December 31, 2009 balance sheet included herein has been taken from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009.  Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full year.

Southwest Oil & Gas Income Fund X-B, L.P.
Balance Sheets

	June 30,	December 31,
	2010	2009
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$51,430	$54,536
Receivable from Managing General Partner	76,978	86,237
New Mexico income tax deposit	41,977	28,179
Total current assets	170,385	168,952

Oil and gas properties - using the full-
cost method of accounting	4,273,804	4,267,893
Less accumulated depreciation,
depletion and amortization	3,954,406	3,938,047
Net oil and gas properties	319,398	329,846

	$489,783	$498,798

Liabilities and Partners' Equity

Asset retirement obligation	$303,967	$295,569

Partners' equity:
General partners	19,726	20,132
Limited partners	166,090	183,097
Total partners' equity	185,816	203,229

	$489,783	$498,798

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund X-B, L.P.
Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues

Oil and gas	$248,306	$180,292	$487,715	$296,434
Interest	33	11	70	35
Miscellaneous income	-	-	-	141
	248,339	180,303	487,785	296,610

Expenses

Production	107,924	83,285	217,197	190,585
Depreciation, depletion and amortization	8,478	9,986	16,359	22,085
Accretion expense	4,320	7,269	8,538	14,627
General and administrative	25,609	22,777	53,759	53,111
	146,331	123,317	295,853	280,408

Net income	$102,008	$56,986	$191,932	$16,202

Net income allocated to:
Managing General Partner	$9,944	$6,027	$18,746	$3,446

General Partner	$1,105	$670	$2,083	$383

Limited partners	$90,959	$50,289	$171,103	$12,373

Per limited partner unit	$8.35	$4.62	$15.71	$1.14

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund X-B, L.P.
Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:

Cash from oil and gas sales	$483,176	$268,253
Cash paid to suppliers	(270,956)	(256,043)
Interest received	70	35
Miscellaneous income	-	141
Net cash provided by operating activities	212,290	12,386

Cash flows used in investing activities:

Additions to oil and gas properties	(6,051)	(3,270)

Cash flows used in financing activities:

Distributions to partners	(209,345)	(49,618)

Net decrease in cash and cash equivalents	(3,106)	(40,502)

Beginning of period	54,536	66,832

End of period	$51,430	$26,330

Reconciliation of net income to net
cash provided by operating activities:

Net income	$191,932	$16,202

Adjustments to reconcile net income to
net cash provided by operating activities:

Depreciation, depletion and amortization	16,359	22,085
Accretion expense	8,538	14,627
Settlement of asset retirement obligations
for plugged and abandoned wells	-	(12,347)
Increase in receivables	(4,539)	(28,181)

Net cash provided by operating activities	$212,290	$12,386

Noncash investing and financing activities:

Decrease in oil and gas properties –
Asset retirement obligation	$(140)	$(44,066)

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

2.	Summary of Significant Accounting Policies
The interim financial information as of June 30, 2010, and for the three and six months ended June 30, 2010, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Changes in abandonment obligations for the six months ended June 30, 2010 and 2009 are as follows:

	2010	2009
Beginning of period	$295,569	$324,668
Revision of estimates	(140)	(44,066)
Reduction of obligations due to wells plugged and abandoned	-	(12,347)
Accretion expense	8,538	14,627
End of period	$303,967	$282,882

4.	Subsequent Events
The Partnership has evaluated events and transactions that occurred after the balance sheet date of June 30, 2010.  The Partnership did not have any subsequent events that would require recognition in the financial statements or disclosures in these notes to the financial statements.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of June 30, 2010, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

	Three Months Ended
	June 30,
	2010	2009
Oil production in barrels	2,716	2,760
Gas production in mcf	9,052	8,192
Total (BOE)	4,225	4,125
Average price per barrel of oil	$74.30	$53.57
Average price per mcf of gas	$5.14	$3.96
Partnership distributions	$94,345	$34,618
Limited partner distributions	$84,610	$30,819
Per unit distribution to limited partners	$7.77	$2.83
Number of limited partner units	10,889	10,889

Operating Results
The following discussion compares our results for the quarters ended June 30, 2010 and 2009.  Unless otherwise indicated, references to 2010 and 2009 within this section refer to the respective quarterly period.

Revenue
Comparing 2010 to 2009, oil and gas sales increased $68,014, of which price variances accounted for a $66,967 increase and production variances accounted for a $1,047 increase.

Production in 2010 (on a BOE basis) was 2% higher than 2009.  Our oil production decreased 2% in 2010 than 2009.  Our gas production increased 10% in 2010 due primarily to an increase in production from two fields.

In 2010, our realized oil price was 39% higher than 2009, while our realized gas price was 30% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Expenses
Oil and gas production costs on a BOE basis increased from $20.19 per BOE in 2009 to $25.54 per BOE in 2010.  The increase in oil and gas production costs in 2010 was due primarily to environmental expense on an oil well.

Depletion on a BOE basis decreased 17% in 2010.  Comparing 2010 to 2009, depletion expense decreased $1,508, of which rate variances accounted for a $1,748 decrease and production variances accounted for a $240 increase.

Accretion expense decreased 41% in 2010 due primarily to a number of wells that reached their estimated plug and abandonment date at the end of 2009.

General and administrative (“G&A”) expenses were 12% higher in 2010 due primarily to increases in professional fees.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Six Months Ended
	June 30,
	2010	2009
Oil production in barrels	5,211	5,167
Gas production in mcf	16,569	14,548
Total (BOE)	7,973	7,592
Average price per barrel of oil	$74.81	$45.92
Average price per mcf of gas	$5.91	$4.07
Partnership distributions	$209,345	$49,618
Limited partner distributions	$188,110	$44,319
Per unit distribution to limited partners	$17.28	$4.07
Number of limited partner units	10,889	10,889

Operating Results
The following discussion compares our results for the six months ended June 30, 2010 and 2009.  Unless otherwise indicated, references to 2010 and 2009 within this section refer to the respective six-month period.

Revenue
Comparing 2010 to 2009, oil and gas sales increased $191,281, of which price variances accounted for an $181,043 increase and production variances accounted for a $10,238 increase.

Production in 2010 (on a BOE basis) was 5% higher than 2009.  Our oil production increase 1% in 2010.  Our gas production increased 14% in 2010 due primarily to an increase in production from two fields.

In 2010, our realized oil price was 63% higher than 2009, while our realized gas price was 45% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Expenses
Oil and gas production costs on a BOE basis increased from $25.10 per BOE in 2009 to $27.24 per BOE in 2010.  The increase in oil and gas production costs in 2010 was due primarily to higher production taxes resulting from higher oil and gas revenue.  Also contributing to the increase was environmental expense on an oil well.

Depletion on a BOE basis decreased 29% in 2010.  Comparing 2010 to 2009, depletion expense decreased $5,726, of which rate variances accounted for a $6,834 decrease and production variances accounted for a $1,108 increase.

Accretion expense decreased 42% in 2010 due primarily to a number of wells that reached their estimated plug and abandonment date at the end of 2009.

General and administrative (“G&A”) expenses were 1% higher in 2010 than 2009.

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

Liquidity and Capital Resources
Partnership distributions during the six months ending June 30, 2010 were $209,345, of which $188,110 was distributed to the limited partners and $21,235 to the general partners.  Cumulative cash distributions of $8,763,501 have been made to the general and limited partners as of June 30, 2010.  As of June 30, 2010, $7,926,917 or $727.97 per limited partner unit has been distributed to the limited partners, representing 146% of contributed capital.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Southwest Oil & Gas Income Fund X-B, L.P.,
a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	August 13, 2010