Form 10-Q
period 2010-09-30
SOUTHWEST OIL & GAS INCOME FUND X-B LP
filed 2010-11-12
CIK 859906

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2009, which are found in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.  The December 31, 2009 balance sheet included herein has been taken from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009.  Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full year.

Southwest Oil & Gas Income Fund X-B, L.P.
Balance Sheets

	September 30,	December 31,
	2010	2009
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$60,130	$54,536
Receivable from Managing General Partner	64,004	86,237
New Mexico income tax deposit	49,404	28,179
Total current assets	173,538	168,952

Oil and gas properties - using the full-
cost method of accounting	4,273,887	4,267,893
Less accumulated depreciation,
depletion and amortization	3,961,641	3,938,047
Net oil and gas properties	312,246	329,846

	$485,784	$498,798

Liabilities and Partners' Equity

Asset retirement obligation	$308,338	$295,569

Partners' equity:
General partners	19,613	20,132
Limited partners	157,833	183,097
Total partners' equity	177,446	203,229

	$485,784	$498,798

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund X-B, L.P.
Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues

Oil and gas	$200,704	$215,744	$688,419	$512,179
Interest	38	25	108	60
Miscellaneous income	-	-	-	141
	200,742	215,769	688,527	512,380

Expenses

Production	89,164	92,987	306,361	283,572
Depreciation, depletion and amortization	7,235	9,388	23,594	31,473
Accretion expense	4,371	6,234	12,909	20,861
General and administrative	23,341	26,149	77,101	79,261
	124,111	134,758	419,965	415,167

Net income	$76,631	$81,011	$268,562	$97,213

Net income allocated to:

Managing General Partner	$7,548	$8,136	$26,294	$11,582

General Partner	$839	$904	$2,922	$1,287

Limited partners	$68,244	$71,971	$239,346	$84,344

Per limited partner unit	$6.27	$6.61	$21.98	$7.75

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund X-B, L.P.
Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:

Cash from oil and gas sales	$689,427	$469,372
Cash paid to suppliers	(383,462)	(375,180)
Interest received	108	60
Miscellaneous income	-	141
Net cash provided by operating activities	306,073	94,393

Cash flows used in investing activities:

Additions to oil and gas properties	(6,134)	(3,269)

Cash flows used in financing activities:

Distributions to partners	(294,345)	(114,618)

Net increase (decrease) in cash and cash equivalents	5,594	(23,494)

Beginning of period	54,536	66,832

End of period	$60,130	$43,338

Reconciliation of net income to net
cash provided by operating activities:

Net income	$268,562	$97,213

Adjustments to reconcile net income to
net cash provided by operating activities:

Depreciation, depletion and amortization	23,594	31,473
Accretion expense	12,909	20,861
Settlement of asset retirement obligation for
plugged and abandoned wells	-	(12,347)
Decrease (increase) in receivables	1,008	(42,807)

Net cash provided by operating activities	$306,073	$94,393

Noncash investing and financing activities:

Decrease in oil and gas properties –
Asset retirement obligations	$(140)	$(44,066)

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

2.	Summary of Significant Accounting Policies
The interim financial information as of September 30, 2010, and for the three and nine months ended September 30, 2010, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Changes in abandonment obligations for the nine months ended September 30, 2010 and 2009 are as follows:

	2010	2009
Beginning of period	$295,569	$324,668
Settlement of obligations for plugged and abandoned wells	-	(12,347)
Revisions of estimates	(140)	(44,066)
Accretion expense	12,909	20,861
End of period	$308,338	$289,116

4.	Subsequent Events
The Partnership has evaluated events and transactions that occurred after the balance sheet date of September 30, 2010.  The Partnership did not have any subsequent events that would require recognition in the financial statements or disclosures in these notes to the financial statements.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of September 30, 2010, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

	Three Months Ended
	September 30,
	2010	2009
Oil production in barrels	2,245	2,781
Gas production in mcf	7,358	8,596
Total (BOE)	3,471	4,214
Average price per barrel of oil	$73.29	$63.81
Average price per mcf of gas	$4.92	$4.46
Partnership distributions	$85,000	$65,000
Limited partner distributions	$76,500	$58,500
Per unit distribution to limited partners	$7.03	$5.37
Number of limited partner units	10,889	10,889

Operating Results
The following discussion compares our results for the quarters ended September 30, 2010 and 2009.  Unless otherwise indicated, references to 2010 and 2009 within this section refer to the respective quarterly period.

Revenues
Comparing 2010 to 2009, oil and gas sales decreased $15,040, of which price variances accounted for a $24,675 increase and production variances accounted for a $39,715 decrease.

Production in 2010 (on a BOE basis) was 18% lower than 2009.  Our oil production was 19% lower in 2010 than 2009 due primarily to the production decline in one field.  Our gas production decreased 14% in 2010 as compared to 2009 due primarily to the production decline on one well.

In 2010, our realized oil price was 15% higher than 2009, while our realized gas price was 10% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Expenses
Oil and gas production costs on a BOE basis increased from $22.07 per BOE in 2009 to $25.69 per BOE in 2010.  The increase in oil and gas production costs in 2010 was due primarily to the production volume decline being larger than the production cost decline.

Depletion on a BOE basis decreased 6% in 2010.  Comparing 2010 to 2009, depletion expense decreased $2,153, of which rate variances accounted for a $499 decrease and production variances accounted for a $1,654 decrease.

Accretion expense decreased 30% in 2010 as compared to 2009 due primarily to a number of wells that reached their estimated plug and abandonment date at the end of 2009.

General and administrative (“G&A”) expenses were 11% lower in 2010 than 2009 due primarily to lower professional fees.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Nine Months Ended
	September 30,
	2010	2009
Oil production in barrels	7,456	7,948
Gas production in mcf	23,927	23,144
Total (BOE)	11,444	11,805
Average price per barrel of oil	$74.35	$52.18
Average price per mcf of gas	$5.60	$4.21
Partnership distributions	$294,345	$114,618
Limited partner distributions	$264,610	$102,819
Per unit distribution to limited partners	$24.30	$9.44
Number of limited partner units	10,889	10,889

Operating Results
The following discussion compares our results for the nine months ended September 30, 2010 and 2009.  Unless otherwise indicated, references to 2010 and 2009 within this section refer to the respective nine month period.

Revenues
Comparing 2010 to 2009, oil and gas sales increased $176,240, of which price variances accounted for a $198,617 increase and production variances accounted for a $22,377 decrease.

Production in 2010 (on a BOE basis) was 3% lower than 2009.  Our oil production was 6% lower in 2010 than 2009.  Our gas production increased 3% in 2010 than 2009.

In 2010, our realized oil price was 42% higher than 2009, while our realized gas price was 33% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Expenses
Oil and gas production costs on a BOE basis increased from $24.02 per BOE in 2009 to $26.77 per BOE in 2010.  The increase in oil and gas production costs in 2010 was due primarily to the higher production taxes resulting from higher oil and gas prices.

Depletion on a BOE basis decreased 23% in 2010.  Comparing 2010 to 2009, depletion expense decreased $7,879, of which rate variances accounted for a $6,915 decrease and production variances accounted for a $964 decrease.

Accretion expense decreased 38% in 2010 due primarily to a number of wells that reached their estimated plug and abandonment date at the end of 2009.

General and administrative (“G&A”) expenses were 3% lower in 2010 than 2009.

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

Liquidity and Capital Resources
Partnership distributions during the nine months ending September 30, 2010 were $294,345, of which $264,610 was distributed to the limited partners and $29,735 to the general partners.  Cumulative cash distributions of $8,848,501 have been made to the general and limited partners as of September 30, 2010.  As of September 30, 2010, $8,003,417 or $735.00 per limited partner unit has been distributed to the limited partners, representing 147% of contributed capital.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the nine months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Southwest Oil & Gas Income Fund X-B, L.P.,
a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	November 12, 2010