Form 10-Q
period 2011-03-31
SOUTHWEST OIL & GAS INCOME FUND X-B LP
filed 2011-05-13
CIK 859906

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2010, which are found in the Registrant's Form 10-K Report for 2010 filed with the Securities and Exchange Commission.  The December 31, 2010 balance sheet included herein has been taken from the Registrant's 2010 Form 10-K Report.  Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full year.

Southwest Oil & Gas Income Fund X-B, L.P.
Balance Sheets

	March 31,	December 31,
	2011	2010
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$98,324	$83,202
Receivable from Managing General Partner	109,051	43,716
New Mexico income tax deposit	46,927	35,121
Total current assets	254,302	162,039

Oil and gas properties - using the full-
cost method of accounting	4,269,423	4,274,141
Less accumulated depreciation,
depletion and amortization	3,978,281	3,968,622
Net oil and gas properties	291,142	305,519

	$545,444	$467,558

Liabilities and Partners' Equity

Asset retirement obligation	$313,323	$311,997

Partners' equity:
General partners	26,744	18,122
Limited partners	205,377	137,439
Total partners' equity	232,121	155,561

	$545,444	$467,558

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund X-B, L.P.
Statements of Operations
(unaudited)

	Three Months Ended
	March 31,
	2011	2010
Revenues

Oil and gas	$334,300	$239,409
Interest	56	37
	334,356	239,446

Expenses

Production	111,596	109,272
Depreciation, depletion and amortization	9,659	7,881
Accretion of asset retirement obligations	4,455	4,218
General and administrative	32,086	28,150
	157,796	149,521

Net income	$176,560	$89,925

Net income allocated to:

Managing General Partner	$16,760	$8,803

General partner	$1,862	$978

Limited partners	$157,938	$80,144

Per limited partner unit	$14.50	$7.36

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund X-B, L.P.
Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:

Cash from oil and gas sales	$257,159	$254,410
Cash paid to suppliers	(146,811)	(137,422)
Interest received	56	37

Net cash provided by operating activities	110,404	117,025

Cash flows provided by (used in) investing activities:

Additions to oil and gas properties	4,718	(6,154)

Cash flows used in financing activities:

Distributions to partners	(100,000)	(115,000)

Net increase (decrease) in cash and cash equivalents	15,122	(4,129)

Beginning of period	83,202	54,536

End of period	$98,324	$50,407

Reconciliation of net income to net cash
provided by operating activities:

Net income	$176,560	$89,925

Adjustments to reconcile net income to net
cash provided by operating activities:

Depreciation, depletion and amortization	9,659	7,881
Accretion of asset retirement obligations	4,455	4,218
Settlement of asset retirement obligations
for plugged and abandoned wells	(3,129)	-
(Increase) decrease in receivables and deposits	(77,141)	15,001

Net cash provided by operating activities	$110,404	$117,025

Noncash investing and financing activities:
Decrease in oil and gas properties –
Asset retirement obligations	$-	$(140)

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

2.	Summary of Significant Accounting Policies
The interim financial information as of March 31, 2011, and for the three months ended March 31, 2011, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature.  The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Changes in abandonment obligations for the three months ended March 31, 2011 and 2010 are as follows:

	2011	2010
Beginning of period	$311,997	$295,569
Reduction of obligations due to wells plugged and abandoned	(3,129)	-
Revision of previous estimates	-	(140)
Accretion expense	4,455	4,218
End of period	$313,323	$299,647

4.	Subsequent Events
The Partnership has evaluated events and transactions that occurred after the balance sheet date of March 31, 2011.  The Partnership did not have any subsequent events that would require recognition in the financial statements or disclosures in these notes to the financial statements.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of March 31, 2011, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

	Three Months Ended
	March 31,
	2011	2010
Oil production in barrels	3,227	2,495
Gas production in mcf	7,142	7,517
Total (BOE)	4,417	3,748
Average price per barrel of oil	$89.58	$75.37
Average price per mcf of gas	$6.33	$6.83
Partnership distributions	$100,000	$115,000
Limited partner distributions	$90,000	$103,500
Per unit distribution to limited partners	$8.27	$9.51
Number of limited partner units	10,889	10,889

Operating Results
The following discussion compares our results for the quarters ended March 31, 2011 and 2010.  Unless otherwise indicated, references to 2011 and 2010 within this section refer to the respective quarterly period.

Revenues
Comparing 2011 to 2010, oil and gas sales increased $94,891, of which price variances accounted for a $42,282 increase and production variances accounted for a $52,609 increase.

Production in 2011 (on a BOE basis) was 18% higher than 2010.  Our oil production increased 29% in 2011 than 2010 due primarily to the production increase on an oil well.  Our gas production was 5% lower in 2011 than 2010.

In 2011, our realized oil price was 19% higher than 2010, and our realized gas price was 7% lower.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Expenses
Oil and gas production costs on a BOE basis decreased from $29.15 per BOE in 2010 to $25.27 per BOE in 2011.  The higher oil and gas production costs in 2010 were due primarily to environmental expenses on one well.

Depletion on a BOE basis increased 4% in 2011.  Comparing 2011 to 2010, depletion expense increased $1,778, of which rate variances accounted for a $370 increase and production variances accounted for a $1,408 increase.

Accretion expense increased 6% in 2011 compared to 2010.

General and administrative (“G&A”) expenses were 14% higher in 2011 due primarily to increases in professional fees and engineering services.

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

Liquidity and Capital Resources
Partnership distributions during the quarter ending March 31, 2011 were $100,000, of which $90,000 was distributed to the limited partners and $10,000 to the general partners.  Cumulative cash distributions of $9,013,501 have been made to the general and limited partners as of March 31, 2011.  As of March 31, 2011, $8,151,917 or $748.64 per limited partner unit has been distributed to the limited partners, representing 150% of contributed capital.

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

Disclosure Controls and Procedures
The Managing General Partner has established disclosure controls and procedures that are adequate to provide reasonable assurance that management of the Managing General Partner will be able to collect, process and disclose both financial and non-financial information, on a timely basis, in the Partnership’s reports to the SEC.  Disclosure controls and procedures include all processes necessary to ensure that material information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management of the Managing General Partner, including its chief executive and chief financial officers, to allow timely decisions regarding required disclosures.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

In evaluating all forward-looking statements, you should specifically consider various factors that may cause actual results to vary from those contained in the forward-looking statements.  Our risk factors are included in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the U.S. Securities and Exchange Commission on March 31, 2011 and available at www.sec.gov.  There have been no material changes to these risk factors since the filing of our Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

None

Item 5.	Other Information

None

Item 6.	Exhibits

(a)	Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Oil & Gas Income Fund X-B, L.P.,
a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ Mel G. Riggs
Mel G. Riggs
President and Chief Executive Officer

Date:	May 13, 2011