Form 10-Q
period 2011-09-30
SOUTHWEST OIL & GAS INCOME FUND X-B LP
filed 2011-11-14
CIK 859906

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Glossary of Oil and Gas Terms

The following are abbreviations and definitions of terms commonly used in the oil and gas industry that are used in this filing.  All volumes of natural gas referred to herein are stated at the legal pressure base to the state or area where the reserves exist and at 60 degrees Fahrenheit and in most instances are rounded to the nearest major multiple.

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

PART I. - FINANCIAL INFORMATION

Item 1.                    Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the “Partnership”) in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2010, which are found in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission.  The December 31, 2010 balance sheet included herein has been taken from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.  Operating results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full year.

Southwest Oil & Gas Income Fund X-B, L.P.

Balance Sheets

	September 30,	December 31,
	2011	2010
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$146,692	$83,202
Receivable from Managing General Partner	84,633	43,716
New Mexico income tax deposit	59,931	35,121
Total current assets	291,256	162,039

Oil and gas properties - using the full-cost method of accounting	4,273,708	4,274,141
Less accumulated depreciation, depletion and amortization	3,987,372	3,968,622
Net oil and gas properties	286,336	305,519

	$577,592	$467,558

Liabilities and Partners’ Equity

Asset retirement obligation	$299,128	$311,997

Partners’ equity:
General partners	32,255	18,122
Limited partners	246,209	137,439
Total partners’ equity	278,464	155,561

	$577,592	$467,558

The accompanying notes are an integral

part of these financial statements.

Southwest Oil & Gas Income Fund X-B, L.P.

Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues

Oil and gas	$263,684	$200,704	$901,567	$688,419
Interest	81	38	218	108
	263,765	200,742	901,785	688,527

Expenses

Production	123,863	89,164	324,829	306,361
Depreciation, depletion and amortization	4,563	7,235	18,750	23,594
Accretion expense	4,356	4,371	13,133	12,909
General and administrative	31,317	23,341	88,819	77,101
	164,099	124,111	445,531	419,965

Net income	$99,666	$76,631	$456,254	$268,562

Net income allocated to:

Managing General Partner	$9,381	$7,548	$42,750	$26,294

General Partner	$1,042	$839	$4,750	$2,922

Limited partners	$89,243	$68,244	$408,754	$239,346

Per limited partner unit	$8.20	$6.27	$37.54	$21.98

The accompanying notes are an integral

part of these financial statements.

Southwest Oil & Gas Income Fund X-B, L.P.

Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:

Cash from oil and gas sales	$835,840	$689,427
Cash paid to suppliers	(439,650)	(383,462)
Interest received	218	108
Net cash provided by operating activities	396,408	306,073

Cash flows used investing activities:

Additions to oil and gas properties	—	(6,134)
Proceeds from oil and gas properties	433	—
Net cash provided by (used in) investing activities	433	(6,134)

Cash flows used in financing activities:

Distributions to partners	(333,351)	(294,345)

Net increase in cash and cash equivalents	63,490	5,594

Beginning of period	83,202	54,536

End of period	$146,692	$60,130

Reconciliation of net income to net cash provided by operating activities:

Net income	$456,254	$268,562

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation, depletion and amortization	18,750	23,594
Accretion expense	13,133	12,909
Settlement of asset retirement obligation for plugged and abandoned wells	(26,002)	—
(Increase) decrease in receivables	(65,727)	1,008

Net cash provided by operating activities	$396,408	$306,073

Noncash investing and financing activities:

Decrease in oil and gas properties — Asset retirement obligations	$—	$(140)

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

2.                                      Summary of Significant Accounting Policies

The interim financial information as of September 30, 2011, and for the three and nine months ended September 30, 2011, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.

Southwest Oil & Gas Income Fund X-B, L.P.

Notes to Financial Statements

3.                                      Abandonment Obligations

The Partnership follows the provisions of ASC topic 410-20, formerly SFAS No. 143, “Accounting for Asset Retirement Obligations”.  ASC topic 410-20 requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible, long-lived assets and capitalize an equal amount as a cost of the asset.  The cost associated with the abandonment obligations, along with any estimated salvage value, is included in the computation of depreciation, depletion and amortization.

Our asset retirement obligation is measured using primarily Level 3 inputs.  The significant unobservable inputs to this fair value measurement include estimates of plugging, abandonment and remediation costs, inflation rate and well life.  The inputs are calculated based on historical data as well as current estimated costs.

Changes in abandonment obligations for the nine months ended September 30, 2011 and 2010 are as follows:

	2011	2010
Beginning of period	$311,997	$295,569
Reduction of obligations for plugged and abandoned wells	(26,002)	—
Revisions of estimates	—	(140)
Accretion expense	13,133	12,909
End of period	$299,128	$308,338

4.                                      Subsequent Events

The Partnership has evaluated events and transactions that occurred after the balance sheet date of September 30, 2011 and has determined that no events or transactions have occurred, other than the one shown below, that would require recognition in the financial statements or disclosures in these notes to the financial statements.

On October 28, 2011, the Partnership, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Southwest Royalties, Inc., (“SWR”), pursuant to which the Partnership will be merged with and into SWR (the “Merger”) with SWR surviving the Merger.  Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time), each unit representing a limited partnership interest in the Partnership (“Unit”) outstanding immediately prior to the Effective Time, other than Units held by SWR, will be converted into the right to receive cash in an amount equal to $252.08 less the sum of the per Unit cash distributions made after September 30, 2011, if any. SWR will not receive any cash payment for its Units; however, as a result of the Merger, SWR will acquire 100% of the assets and liabilities of the Partnership.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of September 30, 2011, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

	Three Months Ended
	September 30,
	2011	2010
Oil production in barrels	2,404	2,245
Gas production in mcf	7,730	7,358
Total (BOE)	3,692	3,471
Average price per barrel of oil	$86.32	$73.29
Average price per mcf of gas	$7.27	$4.92
Partnership distributions	$75,000	$85,000
Limited partner distributions	$67,500	$76,500
Per unit distribution to limited partners	$6.20	$7.03
Number of limited partner units	10,889	10,889

Operating Results

The following discussion compares our results for the quarters ended September 30, 2011 and 2010.  Unless otherwise indicated, references to 2011 and 2010 within this section refer to the respective quarterly period.

Revenues

Comparing 2011 to 2010, oil and gas sales increased $62,980, of which price variances accounted for a $49,498 increase and production variances accounted for a $13,482 increase.

Production in 2011 (on a BOE basis) was 6% higher than 2010.  Our oil production was 7% higher in 2011 than 2010.  Our gas production increased 5% in 2011 compared to 2010.

In 2011, our realized oil price was 18% higher than 2010, while our realized gas price was 48% higher.  The average realized price per mcf includes the value received for the natural gas liquids component of the price received for processed natural gas.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Expenses

Oil and gas production costs on a BOE basis increased from $25.69 per BOE in 2010 to $33.55 per BOE in 2011.  The increase in oil and gas production costs in 2011 was due primarily to subsurface repairs on two wells.

Depletion on a BOE basis decreased 41% in 2011.  Comparing 2011 to 2010, depletion expense decreased $2,672, of which rate variances accounted for a $3,133 decrease and production variances accounted for a $461 increase.  Higher oil prices and generally lower lease operating expenses resulted in a significant increase in oil and gas reserves in two fields.

Accretion expense decreased less than 1% in 2011 compared to 2010.

General and administrative (“G&A”) expenses were 34% higher in 2011 due primarily to increases in professional fees.

Supplemental Information

The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Nine Months Ended
	September 30,
	2011	2010
Oil production in barrels	8,236	7,456
Gas production in mcf	20,867	23,927
Total (BOE)	11,714	11,444
Average price per barrel of oil	$91.58	$74.35
Average price per mcf of gas	$7.06	$5.60
Partnership distributions	$333,351	$294,345
Limited partner distributions	$299,984	$264,610
Per unit distribution to limited partners	$27.55	$24.30
Number of limited partner units	10,889	10,889

Operating Results

The following discussion compares our results for the nine months ended September 30, 2011 and 2010.  Unless otherwise indicated, references to 2011 and 2010 within this section refer to the respective nine month period.

Revenues

Comparing 2011 to 2010, oil and gas sales increased $213,148, of which price variances accounted for a $172,294 increase and production variances accounted for a $40,854 increase.

Production in 2011 (on a BOE basis) was 2% higher than 2010.  Our oil production was 10% higher in 2011 than 2010 due primarily to an increase in production from one well.  Our gas production decreased 13% in 2011 than 2010 due primarily to production declines in two fields.

In 2011, our realized oil price was 23% higher than 2010, while our realized gas price was 26% higher.  The average realized price per mcf includes the value received for the natural gas liquids component of the price received for processed natural gas.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Expenses

Oil and gas production costs on a BOE basis increased from $26.77 per BOE in 2010 to $27.73 per BOE in 2011.

Depletion on a BOE basis decreased 22% in 2011.  Comparing 2011 to 2010, depletion expense decreased $4,844, of which rate variances accounted for a $5,401 decrease and production variances accounted for a $557 increase.  Higher oil prices and generally lower lease operating expenses resulted in a significant increase in oil and gas reserves in two fields.

Accretion expense increased 2% in 2011 compared to 2010.

General and administrative (“G&A”) expenses were 15% higher in 2011 due primarily to increases in professional fees.

Texas Margin Taxes

In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with a margin tax (the “Texas Margin Tax”) effective with franchise tax reports filed on or after January 1, 2008. The Texas Margin Tax is computed by applying the applicable tax rate (1% for the Partnership’s business) to the profit margin, which is generally determined by total revenue less either cost of goods sold or compensation as applicable. Although House Bill 3 states that the Texas Margin Tax is not an income tax, the Partnership believes that the Financial Accounting Standards Board (FASB) Accounting Standards Codification 740 - Income Taxes (“ASC 740”) applies to the Texas Margin Tax.  The Partnership believes, based on its interpretation that the Texas Margin Tax does not apply to the Partnership because it qualifies under the passive entity exclusion.

Liquidity and Capital Resources

Partnership distributions during the nine months ending September 30, 2011 were $333,351, of which $299,984 was distributed to the limited partners and $33,367 to the general partners.  Cumulative cash distributions of $9,246,852 have been made to the general and limited partners as of September 30, 2011.  As of September 30, 2011, $8,361,901 or $767.92 per limited partner unit has been distributed to the limited partners, representing 154% of contributed capital.

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

Internal Control Over Financial Reporting

No changes in internal control over financial reporting were made during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                                                          Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.                                                          Defaults Upon Senior Securities

None

Item 4.                                                          (Removed and Reserved)

None

Item 5.                                                          Other Information

None

Item 6.                                                          Exhibits

(a)                    Exhibits:

2.1

Agreement and Plan of Merger dated October 28, 2011 by and between Southwest Royalties, Inc. and Southwest Oil & Gas Income Fund X-B, L.P., filed as Exhibit 2.2 to our Current Report on Form 8-K filed with the Commission on November 2, 2011.

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

Southwest Oil & Gas Income Fund X-B, L.P.,
a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ Mel G. Riggs
Mel G. Riggs
President and Chief Executive Officer

Date:	November 14, 2011